Form 10-Q
period 1998-09-30
LINCOLN HERITAGE CORP
filed 1998-12-07
CIK 1059265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               ------------------------------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number                                             001-14067

                        LINCOLN HERITAGE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Texas                                 36-3427454
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
          of incorporation or
             organization)

                   1250 Capital of TX Hwy, Bldg. 3, Suite 100
                                Austin, TX 78746
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (512) 328-0075
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |_| Yes |X| No


            Title of class of                        Number of shares
              common stock                  outstanding as of November 30, 1998
      Common stock, $0.01 par value                      4,520,000

LINCOLN HERITAGE CORPORATION
FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited).............................3

                  Consolidated Balance Sheets --September 30, 1998 (Unaudited)
                  and  December 31,1997........................................3

                  Consolidated Statements of Operations (Unaudited) --Three
                  Months and Nine Months Ended September 30, 1998 and 1997.....5

                  Consolidated Statement of Shareholders'Equity and Comprehensive Income (Unaudited) --Nine Months Ended
                  September 30, 1998 and 1997..................................6

                  Consolidated Statements of Cash Flows (Unaudited) --Nine
                  Months Ended September 30, 1998 and 1997.....................7

                  Notes to Financial Statements................................8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation....................................12

                  Overview....................................................12

                  Results of Operations, Liquidity and Capital Resources......13

                  Factors Affecting the Company's Business and Prospects......15

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................18

Item 2.           Changes in Securities and Use of Proceeds...................18

Item 3.           Defaults Upon Senior Securities.............................18

Item 4.           Submission of Matters to a Vote of Security Holders.........18

Item 5.           Other Information...........................................18

Item 6.           Exhibits and Reports on Form 8-K............................18

SIGNATURES....................................................................19

EXHIBIT INDEX.................................................................20


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          LINCOLN HERITAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                 September 30,     December 31,
                                                     1998              1997
                                                ---------------  ---------------

                                     ASSETS
Fixed maturities available for sale
     at fair value(amortized cost $72,168,752
     and $44,085,520)                           $   70,244,177    $   45,120,485
Equity securities at fair value (amortized
     cost $6,362,928 and $1,013,365)                 5,000,777           794,870
Policyholder loans to related party                 16,518,201        11,457,962
Reverse repurchase agreements                       10,734,511        29,512,372
Deposits to support hedging transactions               533,607                 -
Short-term investments                              27,430,893        31,530,513
                                                --------------    --------------
       Total investments                           130,462,166       118,416,202

Cash                                                 1,645,711         1,624,822
Accrued investment income                              733,191           609,847
Receivable from related party                        1,750,884           478,362
Federal income tax receivable                          407,569                 -
Funds withheld by ceding company                       498,512           498,512
Deferred policy acquisition costs, net              14,761,824        12,554,870
Fixed assets, net                                    1,138,881           649,546
Cost of policies purchased, net                      4,832,078         3,249,365
Goodwill, net                                        1,424,811           773,436
Deferred tax assets, net                             3,185,744         2,394,970
Other assets, net                                    1,298,156           353,078
                                                --------------    --------------
       Total assets                             $  162,139,527    $  141,603,010
                                                ==============    ==============











                   The accompanying notes are an integral part of these consolidated financial statements.





                          LINCOLN HERITAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                 (Unaudited)
                                                 September 30,     December 31,
                                                     1998              1997
                                                --------------  ----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities:
    Future policy benefits                      $  106,063,986  $   87,843,239
    Policyholder deposits                           48,580,820      41,613,697
    Unpaid claims                                      389,000         689,000
    Premiums received in advance                       336,588         304,471
                                                --------------  --------------
       Total policy liabilities                    155,370,394     130,450,407

Income tax liabilities                                       -       1,975,165
Accounts payable and accrued liabilities               318,799         334,776
Accounts payable to related party                      179,417          17,090
Other liabilities                                    1,820,291       1,942,861
                                                --------------  --------------
       Total liabilities                           157,688,901     134,720,299

Shareholders' equity:

Preferred stock($.01 par value; 1,000,000
     shares authorized, no shares issued
     and outstanding)                                        -               -
Common stock($.01 par value; 10,000,000
     shares authorized, 4,000,000 and
     1,000,000 shares issued and outstanding,
     respectively)                                      40,000          10,000
Additional paid-in capital                           2,159,136       2,075,576
Retained earnings                                    3,756,335       4,258,265
Accumulated other comprehensive income (loss)       (1,504,845)        538,870
                                                 --------------  --------------
       Total shareholders' equity                   4,450,626        6,882,711
                                                 -------------   --------------

     Total liabilities and shareholders'equity   $ 162,139,527   $  141,603,010
                                                 ==============  ==============

                   The accompanying notes are an integral part of these consolidated financial statements.



                          LINCOLN HERITAGE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                              1998             1997       1998            1997

REVENUES

Life insurance premiums
     from related party     $10,897,591  $10,691,489   $31,630,543  $28,027,773
Net investment income         2,840,302    1,884,569     7,673,251    4,397,166
Realized investment gains       442,905      562,781     1,511,108      669,872
Other revenue                    65,065         --         212,931          --
                            -----------  -----------   -----------   ----------
Total revenues               14,245,863   13,138,839    41,027,833   33,094,811

BENEFITS AND EXPENSES

Death benefits paid to
     related party            4,045,996    3,846,871    12,335,933   11,348,831
Surrender benefits paid to
     related party            1,088,746       23,321     1,567,331       77,600
Increase in future policy
     benefits                 3,974,317    4,386,113    12,382,365   11,188,699
Interest paid on
     policyholder deposits      685,143      249,876     1,467,826      299,671
Commissions paid to
     related party            4,875,589    2,294,581    11,811,695    7,499,890
General expenses              1,814,236    1,205,296     5,158,001    3,400,615
General expenses reimbursed
     by related party          (751,854)    (544,761)   (2,066,886)  (1,891,531)
Taxes, licenses and fees        243,620      307,512       661,468      689,560
Amortization of cost of
     policies purchased          49,430       65,000       623,003       65,000
Change in deferred
     acquisition costs, net  (1,057,320)     (76,152)   (2,206,954)    (480,484)
                            -----------  -----------   -----------  ------------
Total benefits and expenses  14,967,903   11,757,657    41,733,782   32,197,851

Income (loss) before
     federal income taxes      (722,040)   1,381,182      (705,949)     896,960

Provision for income taxes
Current                        (407,569)   1,075,118      (407,569)     414,880
Deferred                        198,826     (678,000)      203,550     (149,000)
                            -----------  -----------   -----------  -----------
Total income taxes             (208,743)     397,118      (204,019)     265,880

Net income (loss)              (513,297)     984,064      (501,930)     631,080
                            ============ ===========   ============ ===========

Basic earnings (loss)
     per share              $     (0.13) $      0.25   $     (0.13) $      0.16
                            ===========  ===========   ===========  ===========

Diluted earnings (loss)
     per share              $    (0.13)  $      0.25   $     (0.13) $      0.16
                            ===========  ===========   ===========  ===========

Weighted average shares
     outstanding:

Basic                         4,000,000    4,000,000      4,000,000   4,000,000
Diluted                       4,000,000    4,000,000      4,000,000   4,000,000

                   The accompanying notes are an integral part of these consolidated financial statements.

                          LINCOLN HERITAGE CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                                         Net
                                          Additional   Unrealized
                                 Common     Paid-In    Investment      Retained
                      Total      Stock      Capital    Gains(Losses)   Earnings
Balance,
 December 31, 1997    $6,882,711  $10,000  $2,075,576  $   538,870   $4,258,265

 Transfer to Common
 Stock in connection
 with stock split
 and stock dividend           -    30,000    (30,000)            -            -

 Effect of stock
 option issued in
 1998, net of
 applicable income
 tax effect of
 $58,500                 113,560        -     113,560            -            -

Comprehensive income
 (loss), net of tax:

Net loss               (501,930)        -           -            -     (501,930)

 Change in unrealized
 losses on available
 for sale and equity
 securities, net of
 applicable income
 tax benefit of
 $1,052,823            (2,043,715)       -           -   (2,043,715)          -
                       ----------
 Total comprehensive
 loss                  (2,545,645)       -           -            -           -
                     ----------- -------  ----------  ------------   ----------
Balance,
 September 30, 1998   4,450,626  $40,000  $2,159,136  $(1,504,845)   $3,756,335
                      ========== =======  ==========  ============   ==========
Balance
 December 31, 1996   $1,856,355  $ 1,000  $       40  $  (756,524)   $2,611,839

 Retroactive premium
 increase treated as
 paid-in-capital, net
 of applicable income
 tax effect of
 $314,884             1,259,536        -   1,259,536            -            -

 Benefit of reduction
 of future commissions
 treated as additional
 paid-in-capital, net
 of applicable tax
 effect of $249,000     612,000        -      612,000           -             -

Comprehensive income,
 net of tax:

 Net income             631,080        -           -            -       631,080

 Change in unrealized
 gains on available
 for sale and equity
 securities, net of
 applicable income tax
 expense of $252,270   489,689         -           -      489,689            -
                      ---------
 Total comprehensive
  income             1,120,769        -           -            -             -
                     ---------  --------  ----------  -----------    ----------
Balance,
 September 30, 1997 $4,848,660  $  1,000  $1,871,576  $  (266,835)   $3,242,919
                    ==========  ========  ==========  ============   ==========

                   The accompanying notes are an integral part of these consolidated financial statements.


                          LINCOLN HERITAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                        1998           1997
                                                  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                     (501,930)   $    631,080
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Future policy benefits and policyholder deposits   3,333,775       9,734,821
   Deferred policy acquisition costs                 (2,206,954)       (480,484)
   Accounts receivable and payable to related party  (1,110,195)     (2,361,085)
   Depreciation and amortization                        809,440         142,061
   Accrued investment income                            (74,344)       (465,091)
   Unpaid claims                                       (300,000)       (156,000)
   Premiums received in advance                          32,117          60,731
   Accrued expenses                                     (16,223)       (137,158)
   Other liabilities                                   (122,570)      1,083,595
   Accretion of discount on investments              (1,170,911)       (255,366)
   Federal income tax liabilities                    (2,079,761)       (197,849)
   Other assets                                        (810,946)       (542,644)
   Realized investments gains                        (1,511,108)       (669,872)
                                                   -------------   -------------
   Net cash provided (used) by operating activities  (5,729,610)      6,386,739
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sales, maturities and redemptions of investments 223,824,091      35,203,318
   Purchases of investments                        (230,933,520)     (6,707,210)
   Policyholder loans, net                           (3,559,578)     (5,349,789)
   Acquisition of World Service Life Insurance
     Company                                         (5,066,809)              -
   Short-term investments, net                       22,125,348     (23,173,380)
   Other, net                                          (752,593)       (344,853)
                                                   -------------   -------------
   Net cash provided (used) by investing activities   5,636,939        (371,914)
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributions received                        113,560      1,871,536
                                                   -------------    ------------
   Net cash provided by investing activities             113,560      1,871,536
                                                   -------------    ------------

NET INCREASE IN CASH                                      20,889      7,886,361

CASH, BEGINNING OF PERIOD                              1,624,822      1,837,703
                                                    ------------    -----------

CASH, END OF PERIOD                                 $  1,645,711  $   9,724,064
                                                    ============  =============

CASH PAID FOR FEDERAL INCOME TAXES                  $  1,975,165  $     283,173
                                                    ============  =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                          LINCOLN HERITAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Lincoln Heritage Corporation ("the Company") and its direct and indirect wholly owned subsidiaries, Memorial Service Life Insurance Company, Lincoln Memorial Life Insurance Company, and World Service Life Insurance Company of America. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements as of September 30, 1998 and the three and nine months ended September 30, 1998 and 1997, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Rule 424(b)(1) Prospectus filed with the Securities and Exchange Commission on October 28, 1998. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the expected results for the year ending December 31, 1998. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 -- STOCK SPLITS AND EARNINGS PER SHARE

On September 19, 1997, the Company effected a 100,000-for-1 stock split in the form of a stock dividend. Upon consummation of such stock split, the Company had 1,000,000 shares of its Common Stock issued and outstanding. On April 6, 1998, the Company effected a 3.2-for-1 stock split, in the form of a stock dividend, and on August 18, 1998, the Company declared and paid a 25% stock dividend. The 4,000,000 shares outstanding at August 18, 1998 have been used to compute the basic earnings per share of the Company for all periods presented. The diluted earnings per share is computed using the treasury stock method, unless the effect is anti-dilutive.

NOTE 3 -- INITIAL PUBLIC OFFERING

In October 1998, the Company completed its initial public offering and issued 520,000 shares of its Common Stock at a price of $7.50 per share. The net proceeds of the offering were approximately $2.7 million, after underwriting discounts, commissions and other offering costs. The net proceeds were used to make a capital contribution on December 1, 1998 to one of the Company's subsidiaries.

NOTE 4 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements, but does not expect such implementation to have a material adverse effect on its financial position or results of operations.

NOTE 5 -- CO-INSURANCE OF LIFE INSURANCE AND ANNUITY POLICIES

On September 1, 1997, the Company co-insured a block of life insurance and annuity policies from Woodmen Accident and Life Company (the "Woodmen Block"). The block of business consisted primarily of deferred annuities, which are accounted for as investment contracts using deposit accounting. The Company assumed approximately $51,311,000 of insurance and annuity reserves in exchange for receiving $48,018,000 in cash. The net liabilities assumed, $3,293,000, plus other costs related to the co-insurance of the Woodmen Block in the amount of $218,000 have been shown as additions from acquisitions as the cost of policies purchased.

Effective April 1, 1998, the Company co-insured a block of life insurance and annuity policies from World Insurance Company (the "World Block"). The reserves on the block of business consisted of approximately one-third deferred annuities and one-third of interest sensitive life insurance which are accounted for as investment contracts using deposit accounting and one-third traditional whole life insurance. The Company assumed approximately $21,909,000 of insurance and annuity reserves in exchange for receiving $19,941,000 in assets. The net liabilities assumed, $2,005,716, plus other costs related to the co-insurance of the World Block in the amount of approximately $200,000 have been shown as additions from acquisitions as the cost of policies purchased.

NOTE 6 -- ACQUISITIONS AND PENDING ACQUISITIONS

On March 9, 1998, the Company executed a definitive stock purchase agreement to acquire all of the outstanding stock of World Service Life Insurance Company of America ("World Service") for a total consideration of $5,470,000. World Service currently has no active policies in force; however, World Service is licensed to conduct business in 42 states and the District of Columbia. The acquisition of World Service was consummated on May 15, 1998.

The following is a condensed balance sheet of World Service as of May 15, 1998:

                                                  Net assets acquired
                                                  and net liabilities
                                                            assumed
Cash and invested assets .............................   $4,650,686
Goodwill acquired ....................................      557,451
Other assets .........................................      262,504
                                                         ----------
       Total assets acquired .........................    5,470,641
Liabilities assumed ..................................         (246)
       Net purchase price ............................   $5,470,395
                                                         ==========

On January 28, 1998, the Company executed a definitive stock purchase agreement to acquire all of the outstanding stock of Harbourton Reassurance, Inc. ("Harbourton"). Harbourton's insurance operations consist of the reinsurance of life, annuity and disability income products from various other U.S. insurance companies. The acquisition is subject to final regulatory approval and there can be no assurance that such regulatory approval will be obtained. The transaction is expected to be completed by the end of 1998 for an estimated total consideration of approximately $12,500,000. Each party to the transaction has deposited $250,000 into an escrow account established for the performance under the stock purchase agreement. Each party's deposit is subject to forfeiture if such party defaults under the stock purchase agreement by not completing the transaction by December 31, 1998. The acquisition will be accounted for under the purchase method of accounting.

NOTE 7 -- RELATED PARTY TRANSACTIONS

Essentially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. ("NPS") and National Prearranged Services Agency, Inc. ("NPS Agency"). NPS and NPS Agency are affiliated companies that collect all payments for prearranged funeral contracts and remit such amounts to the Company.

The Company's insurance subsidiaries have in force an agents' contract (the "Contract") with NPS and NPS Agency that obligates the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency.

In order to better match the commissions paid with the profitability of the underlying policies, effective January 1, 1997, the Company and NPS and NPS Agency agreed to amend the Contract to provide for increased first-year commissions of up to 31.5% of the face amount on single premium policies and terminate payments of renewal commissions on policies issued on or before December 31, 1995. The effect of the amended agreement was a reduction in the increase in future policy benefits of $861,000 for the nine months ended September 30, 1997 on policies issued in 1997 and this effect, net of $249,000 of tax expense was reflected as an increase in paid-in capital for the nine months ended September 30, 1997.

The net effect on operations of the amendment to the Contract over the short term (the next three years) will depend on the amount of single-pay business written by NPS when compared to the amount of renewal commissions terminated on business issued prior to December 31, 1995. Commissions on single-pay policies are increased over what would have been paid under the original Contract, but future renewal commission on policies sold prior to December 31, 1995, will not be paid. After three years, the amount of renewal commissions terminated on business issued prior to December 31, 1995 will be zero, so the effect on future operations of the change in the Contract will decrease earnings by the amount of the increase in commissions from 23% to 31.5% paid on single-pay business.

NOTE 8 -- STOCK-BASED COMPENSATION
The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18.

Effective April 6, 1998, the Company adopted the Lincoln Heritage Corporation 1998 Long-Term Incentive Plan (the "Plan"). The Plan allows for the issuance of
(i) stock options, (ii) stock appreciation rights, (iii) restricted shares of common stock and (iv) performance awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. During the period April 6, 1998 to September 30, 1998, the Company granted options to acquire 399,000 shares of common stock at an exercise price of $3.75 per share.

Estimated compensation of approximately $1.6 million in connection with the option grants is being amortized over the four-year vesting period. Amortization expense recognized during the nine months ended September 30, 1998 totaled approximately $170,000. In accordance with APB Opinion No. 25, the Company computed the estimated compensation value of the stock options issued to its executives and employees as the difference between the exercise price of the options ($3.75) and the market price of the stock at the date of grant ($7.50). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair market value of the options granted to non-employees was estimated on the date of grant using the minimum value approach. The expected life of the options was 7.5 years, the risk-free interest rate used was 6% and there were no assumptions as to volatility or dividend yield.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         Lincoln Heritage Corporation is a life insurance holding company engaged in the ownership and operation of life insurance companies and related services. The Company also acquires existing life insurance policies, either through direct purchase or the acquisition of insurance companies. The Company's life insurance operations are conducted through its wholly owned life insurance subsidiaries.

         The Company was incorporated in Texas in 1980. The Company formed Memorial Service Life Insurance Company in 1986 and acquired Lincoln Memorial Life Insurance Company in 1992 and World Service Life Insurance Company in 1998. In 1997 and 1998, the Company acquired blocks of life insurance and annuity policies from Woodmen Accident and Life Company and World Insurance Company, respectively. The acquisition of the Woodmen Block was the first instance of the Company's strategy of acquiring life and annuity policies.

         The Company's intended strategy is to use the increased capital received from its initial public offering and other capital resources to grow its business by acquiring blocks of in force life insurance and annuity business and companies that have blocks of such business. Management of the Company believes that the Company is well positioned to significantly enhance the profitability of the business acquired. Profitability of an acquired company can usually be enhanced in several ways, including, but not limited to, savings by elimination of management and reduction in staff, and savings as a result of economies of scale through the integration of systems and administration of an acquired company into the Company. The Company expects that its acquisition targets will be predominantly similar life insurance companies and closed blocks of business, all of which utilize the same type of systems, personnel and management skills as the Company.

         A substantial majority of the Company's life insurance premiums has been derived from the issuance of insurance policies to fund prearranged funeral contracts sold by NPS, an affiliate of the Company. NPS, which was incorporated in 1979, is engaged in the business of marketing prearranged funeral contracts for funeral homes in Missouri, Texas and six other states, and is licensed to expand into an additional 22 states. There is no affiliation between NPS and any funeral home for which NPS markets prearranged funeral contracts. A prearranged funeral contract allows customers to purchase at current prices services that may not be needed for many years. Under a prearrangement, family members generally are removed from the planning that would otherwise have been completed at the difficult time of death. However, by paying for the costs of pre-planning, the client loses use of any cash paid that could have been invested elsewhere.

         The following discussion presents specific comments on material changes to the Company's consolidated results of operations, capital resources and liquidity for the periods reflected in the interim financial statements filed with this report. Many of the changes in 1998 and 1997 affecting the results of operations were caused by the acquisition of the Woodmen Block as described in the notes to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company's Rule 424(b)(1) Prospectus filed with the Securities and Exchange Commission on October 28, 1998. This discussion should be read in conjunction with those consolidated financial statements and related notes.

Results of Operations

         Comparison of the Three and Nine Months Ended September 30, 1998 and 1997.

         Premium income increased approximately $206,000 and $3.6 million, or 2% and 13%, in the three-month and nine-month periods ended September 30, 1998, respectively, over the comparable periods of 1997. The increases were attributable to higher sales volumes. New policies issued increased significantly for both limited pay and single pay policies with greater increases in limited pay policies for the nine-month period ended September 30, 1998 compared to the nine-month period ended September 30, 1997.

         Net investment income increased approximately $956,000 and $3.0 million, or 51% and 68%, in the three-month and nine-month periods ended September 30, 1998, respectively, over the comparable periods of 1997. This increase can be attributed to a higher level of invested assets (primarily resulting from the Woodmen Block) and a more actively managed investment portfolio.

         Net realized gains decreased approximately $120,000 and increased approximately $841,000, or 21% and 126%, in the three-month and nine-month periods ended September 30, 1998, respectively, versus the comparable periods of 1997. Gains were recognized in the three-month and nine-month periods ended September 30, 1998 due to the higher levels of invested assets discussed above. However, these gains were offset by losses of approximately $450,000 and $1,050,000, for the three-month and nine-month periods ended September 30, 1998, respectively, for significant declines in the fair market value of certain investments. The declines in fair market values of certain of these investments followed public announcements of operating problems of the entities associated with these investments. As of November 30, 1998, these investments have been sold and accordingly, no additional losses from these investments will be recorded in the fourth quarter.

         Benefits increased approximately $1.3 million and $4.8 million, or 15% and 21%, in the three-month and nine-month periods ended September 30, 1998, respectively, over the comparable periods of 1997. These increases were due to increases in death benefits in proportion to the increases in overall policies in force, surrender benefits associated with the Woodmen Block and the World Block, increases in future policy benefits due to higher levels of policies in force and an increase in reserve per unit on renewal business, and interest credited to policyholder accounts for the Woodmen Block and the World Block.

         Commissions increased approximately $2.6 million and $4.3 million, or 113% and 57%, in the three-month and nine-month periods ended September 30, 1998, respectively, over the comparable periods of 1997. These increases were attributable to higher sales volumes and changes in the mix of policies sold. The face amount of new policies issued increased 64% and 56% for the three-month and nine-month periods ended September 30, 1998, respectively, compared to the comparable periods in 1997.

         General expenses, net of expenses reimbursed, increased approximately $402,000 and $1.6 million, or 61% and 105%, in the three-month and nine-month periods ended September 30, 1998, respectively, over the comparable periods of 1997. These increases were attributable to higher policy administration, administrative, and accounting expenses as a result of increased sales volumes, the acquisition of the Woodmen Block and World Block, support for increased levels of acquisition activities and regulatory reporting requirements, and deferred compensation costs associated with the Company's Long-Term Incentive Plan established in August 1998.

         Amortization of the cost of policies purchased of approximately $623,000 for the nine-month period ended September 30, 1998 was primarily attributable to the purchase of the Woodmen Block.

         The decreases in the change in deferred acquisition costs of approximately $1.0 million and $1.7 million for the three-month and nine-month periods ended September 30, 1998, respectively, compared to approximately $76,000 and $480,000 for the three-month and nine-month periods ended September 30, 1997, respectively, were due to the capitalization of the costs of acquiring new business at a higher rate than the amortization of such costs due to a higher volume of new policies issued, particularly limited pay policies.

Liquidity and Capital Resources

         The Company's insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy the Company's obligations. The Company believes that the diversity of the investment portfolio of its insurance subsidiaries provides sufficient liquidity to meet its operating cash requirements.

         On May 15, 1998, the Company acquired all the outstanding stock of World Service for approximately $5.5 million in cash (the "World Service Acquisition"). Effective April 1, 1998, the Company acquired a block of annuity and life business through co-insurance from World Insurance Company. The net liabilities assumed, approximately $2.0 million, plus other costs in the amount of $200,000, have been recorded as additions from acquisitions in the cost of policies purchased account.

         The Company's cash requirements for fiscal 1998 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. The Company believes that the net proceeds from its initial public offering in October 1998, interest earned on the net proceeds and anticipated revenue from operations should be adequate for the Company's working capital requirements of its existing business over the next twelve months and the planned acquisition of Harbourton. In the event the Company's plans or assumptions change, or if its requirements to meet unanticipated changes in business conditions or the proceeds of its initial public offering prove to be insufficient to fund operations, the Company could be required to seek additional financing prior to that time.

         Changes in the Company's consolidated balance sheet between December 31, 1997 and September 30, 1998 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix, the purchase of the Woodmen Block and the purchase of the World Block.

         Total investments increased approximately $12.1 million from $118.4 million at December 31, 1997 to $130.5 million at September 30, 1998 due primarily to the receipt of assets in connection with the purchase of the World Block netted against cancellations of policies associated with the Woodmen Block. Changes in the separate components of investment assets were due to the portfolio mix of the Company's investment assets and changes in the fair value of balances in actively managed fixed maturity and equity securities.

         Receivables from related parties increased approximately $1.3 million from $478,000 at December 31, 1997 to $1.8 million at September 30, 1998 due primarily to receivables due under the Company's cost sharing arrangement.

         Deferred policy acquisition costs increased approximately $2.2 million from $12.6 million at December 31, 1997 to $14.8 million at September 30, 1998, due to increases in policies in force.

         Fixed assets, net, increased approximately $489,000 from $650,000 at December 31, 1997 to $1.1 million at September 30, 1998 due to expenditures for furniture and equipment due to expansion of the Company's operations and ongoing development and modifications to the Company's software systems.

         Cost of policies purchased, net, increased approximately $1.6 million from $3.2 million at December 31, 1997 to $4.8 million at September 30, 1998 due to the acquisition of the World Block offset by the amortization of costs.

     Goodwill increased approximately $651,000 from $773,000 at December 31, 1997 to $1.4 million at September 30, 1998 due to the World Service Acquisition.

         Other assets increased approximately $945,000 from $353,000 at December 31, 1997 to $1.3 million at September 30, 1998 due primarily to expenses associated with the Company's initial public offering in October 1998 which will be netted against the gross proceeds received in the additional paid-in capital account. See Part II, Item 2, Changes in Securities and Use of Proceeds.

         Future policy benefits increased approximately $18.2 million from $87.8 million at December 31, 1997 to $106.0 million at September 30, 1998. This increase was due to an increase in the amount of new policies issued and the acquisition of the World Block.

         Policyholder deposits increased approximately $7.4 million from $41.6 million at December 31, 1997 to $49.0 million at September 30, 1998. Policyholder deposits are comprised primarily of annuities acquired with the Woodmen Block and the World Block. The increase was due to the acquisition of the World Block on April 1, 1998 offset by cancellations of policies and the absence of the issuance of new annuity policies.

         Income tax liabilities of approximately $2.0 million at December 31, 1997 was due to operating income for the year ended December 31, 1997 compared to operating losses for the nine-month period ended September 30, 1998.

         The decrease in shareholders' equity for the first nine months of 1998 reflects the decrease in net unrealized appreciation on securities of $2.0 million.

Factors Affecting the Company's Business and Prospects

Seasonality

         Historically, the Company's revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including a higher mortality rate of the Company's insureds during the winter months.

Year 2000 Issues
         Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000.

         Company Readiness

          The Company's information technology personnel recently assessed the Company's readiness to manage Year 2000 issues. This included a review of all current computer systems in use, as well as communications with significant vendors and other third parties to determine the extent to which the Company's operations are vulnerable to third parties' failure to correct their own Year 2000 issues. Based on the overall assessment performed, the Company has determined that it will not need to significantly modify or replace any of its current systems in order to comply with Year 2000 issues. In addition, based upon communications with significant vendors and other third parties, the Company is not aware of any material impact on their systems relating to the transition to the Year 2000. However, the Company has no means of ensuring that these entities will be Year 2000 ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company. The effect of non-compliant third parties is not determinable.

         Year 2000 Costs

         The Company's total costs of Year 2000 efforts to date and future anticipated costs have not and are not expected to have a material adverse effect on the Company's financial position or results of operations.

         Risks Associated with the Company's Year 2000 Issues

         The Company expects its internal systems to be Year 2000 compliant and believes that the worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Due to the general uncertainty inherent in the Year 2000 problem, the Company cannot predict whether the consequence of Year 2000 failures will have a material adverse effect on the Company's business, financial condition or results of operations. However, based on the Company's assessment of its internal systems, communications with significant vendors and other third parties, the Company does not expect Year 2000 problems to result in a material adverse effect on the Company's financial position or results of operations

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

         The following factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (iv) changes in the federal income tax laws and regulations which may affect the cost of or demand for the Company's products; (v) increasing competition in the sale of the Company's products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products; (vii) the availability and terms of future acquisitions; and (viii) the risk factors or uncertainties listed in the Company's other filings with the Securities and Exchange Commission.

         Additionally, the Company may not be successful in identifying, acquiring, and integrating additional start-up locations and possible acquisitions, implementing improved management and accounting information systems and controls and may be dependent upon additional capital and equipment purchases for future growth. There may be other risks and uncertainties that management is not able to predict.

         When used in this report, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                                                      - 18 -
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         (d) The effective date of the registration statement for the Company's initial public offering ("IPO") of its Common Stock, filed on Form S-1 under the Securities Act of 1933 (No. 333-50525), was October 22, 1998. A total of 520,000 shares of Company's Common Stock were sold through an underwriting syndicate at a price of $7.50 per share. The managing underwriter was Tejas Securities Group, Inc. The offering commenced and was completed on November 2, 1998, and resulted in gross proceeds of $3.9 million. The Company incurred expenses of approximately $1.26 million of which approximately $360,000 represented underwriting discounts and commissions, and approximately $900,000 represented other expenses related to the IPO. The net IPO proceeds to the Company after total expenses were approximately $2.7 million. The net proceeds were used to make a capital contribution to one of the Company's insurance subsidiaries on December 1, 1998.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K:
                  None.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           LINCOLN HERITAGE CORPORATION
                                             (Registrant)


December 7, 1998           By:    /s/ Nick Powling
                                   President and Chief Executive Officer


December 7, 1998           By:    /s/ Clifton Mitchell
                                  Executive Vice  President-  Actuarial and
                                  Principal Financial and Accounting Officer


                                  EXHIBIT INDEX

Ex. No.                    Description
   27.1    Financial Data Schedule for the nine months ended September 30, 1998.
   27.2    Financial Data Schedule for the nine months ended September 30, 1997.
