Form 10-K
period 1998-12-31
LINCOLN HERITAGE CORP
filed 1999-04-01
CIK 1059265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998    Commission File Number: 001-14067

                          LINCOLN HERITAGE CORPORATION
             (Exact name of registrant as specified in its charter)

             TEXAS                                       36-3427454
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1250 Capital of Texas Highway
         Austin, Texas                                                   78746
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (512)  328-0075

Securities registered pursuant to
Section 12(b) of the Act:  Common Stock, par value $.01

Name of exchange on which registered:  Pacific Exchange


Securities registered pursuant to Section 12(g) of the Act: None

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $2,134,000 as of February 28, 1999.

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 28, 1999, 4,520,000 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
The following document (or parts thereof) is incorporated by reference into the indicated Part of this Report: Certain information required in Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.


                                PART 1

Item 1.  Business

General

         Lincoln Heritage Corporation (the "Company") is a life insurance holding company engaged in the ownership and operation of life insurance companies and related services. The Company also acquires existing life insurance policies, either through direct purchase or the acquisition of insurance companies. The Company's life insurance operations are conducted through its wholly owned life insurance subsidiaries.

         Substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. ("NPS") and National Prearranged Services Agency, Inc. ("NPS Agency"). NPS is an affiliated company that collects all payments for prearranged funeral contracts and remits; such amounts to the Company either directly or through assumed reinsurance.

         The Company was incorporated in Texas in 1980. The Company formed Memorial Service Life Insurance Company ("Memorial") in 1986, acquired New Life Insurance Company (formerly known as Lincoln Memorial Life Insurance Company) in 1992, and Lincoln Memorial Life Insurance Company (formerly known as World Service Life Insurance Company of America) in 1998.

         Effective December 31, 1998, the Company reorganized its insurance company subsidiaries. The purpose of the reorganization was to streamline and consolidate the Company's insurance operations and strengthen the existing capital structure to facilitate the approval of acquisitions by regulatory authorities. The reorganization was accounted for as a tax-free transaction and had no impact on the consolidated financial statements. Concurrent with the reorganization, the name of Lincoln Memorial Life Insurance Company was changed to New Life Insurance Company ("New Life") and the name of World Service Life Insurance Company of America was changed to Lincoln Memorial Life Insurance Company ("Lincoln").

         Effective September 1, 1997, the Company acquired a block of life insurance and annuity policies from Woodmen Accident and Life Company (the "Woodmen Block") for a purchase price of approximately $3.5 million. In connection with this transaction, the Company assumed approximately $51 million of insurance liabilities and received approximately $48 million in cash.

         Effective April 1, 1998, the Company acquired a block of life insurance and annuity policies through coinsurance from World Insurance Company (the "World Block") for a purchase price of approximately $2.2 million. In connection with this transaction, the Company assumed approximately $21.9 million of insurance liabilities and received approximately $19.9 million in assets.

         On May 15, 1998, the Company acquired all of the outstanding stock of Lincoln for total consideration of $5.5 million. Lincoln had no active policies in-force; however, Lincoln is licensed to conduct business in 42 states and the District of Columbia. This acquisition expanded the number of states in which the Company is licensed to conduct business.

         On January 28, 1998, the Company executed a definitive stock purchase agreement to acquire all of the outstanding stock of Harbourton Reassurance, Inc. ("Harbourton") and subsequently filed an application to acquire control with the insurance department in the State of Delaware. In March 1999, the application was withdrawn by the Company, and a proposal to acquire Harbourton's in-force business is pending.

Business Strategy

         The Company's intended strategy is to grow its business by acquiring blocks of in-force life insurance and annuity business and companies that have blocks of such business. Any decision to acquire a block of business or an insurance company will depend on the Company's assessment of various factors. No assurance can be given that the Company will be successful in consummating any acquisition, or that any acquisition, once completed, will ultimately enhance the Company's results of operations.

         The Company believes it is well positioned to enhance the profitability of the businesses it acquires. The Company believes its investments in computer and administrative capabilities will allow it to add additional blocks of business and life insurance companies without a proportional increase in operating expenses. In addition to such economies of scale through the integration of systems and administration, the Company believes it can achieve other cost savings through the elimination or reduction of management and staff, home office and marketing expense where appropriate.

         By contrast, the Lincoln acquisition was of a substantially non-operating company acquired primarily for its state licenses. No significant savings in expense were anticipated as a result of this transaction; however, the Company believes the Lincoln acquisition afforded access to markets in 14 additional states more expeditiously and for a cost lower than that which would be required if the Company's insurance subsidiaries had obtained licenses themselves.

         Another component of the Company's strategy is to grow by increasing sales of its insurance to fund prearranged funeral contracts sold by NPS and annuity products issued by its subsidiary insurers. In addition, the Company believes its acquisitions may enhance its marketing capabilities by providing it the opportunity to sell additional life insurance and annuity products to the policyholders whose business it has acquired.

         The Company currently markets insurance to fund pre-need products through its affiliate, National Prearranged Services, Inc. ("NPS") and credit life and disability products through independent agents.

         The Company seeks to acquire in-force blocks of traditional life insurance and annuity business and seeks products that do not strain the Company's available statutory surplus. The Company seeks "seasoned" life insurance business that has been in-force for several years in order to avoid the higher rate of policy lapses and surrenders normally experienced in the early years after issue. The assets supporting the business to be acquired are of special concern. The Company seeks investment portfolios that are capable of being restructured to provide yield and quality improvements consistent with the Company's investment philosophy and reserving requirements.

         In addition to the insurance product type, the Company considers several other factors when evaluating an insurance company acquisition. Among other things, the Company seeks to identify small-to-medium size insurers that have relatively high operating and marketing expenses in relation to assets and premiums and thereby provide significant opportunities to reduce such expenses through application of the Company's cost reduction strategies.

         Once the Company has identified a potential acquisition candidate it will undertake a more detailed evaluation of the business of the company it considers acquiring. The Company prepares an actuarial valuation of the in-force business to determine if the business can produce profits that are consistent with management's objectives. In connection with its normal investigation, the Company will review claims experience, underwriting standards and mortality, morbidity and other actuarial experience of the business. In addition, the Company will assess the quality of the records kept and their compatibility with the Company's computer systems in order to determine whether the business can be assimilated by the Company in a timely and cost-effective manner.

         The Company may effect its acquisitions through the purchase of shares, if the acquisition candidate is an insurance company, or a reinsurance agreement if the proposed acquisition concerns a block of business. In executing stock acquisitions, the Company seeks to identify and manage acquire risks and other liabilities through seller contractual indemnification and other techniques.

National Prearranged Services

         NPS, an affiliate of the Company, has been in the business of marketing prearranged funeral contracts since 1979 for funeral homes in Missouri, Texas and six other states, and is licensed to expand into an additional 22 states. In addition to marketing, NPS recruits, trains and manages an agency field force, which is dedicated to selling only the products of the affiliated group of companies. NPS believes that the market for preneed products is growing significantly with the aging of the U.S. population. The market for preneed products is primarily in the 50 and older age group. NPS's strategy is to continue to capitalize on the demand for older age products, which management believes, will continue to present a growing market.

         The Company entered into an Exclusivity Agreement, dated April 1, 1998, with NPS and NPS Agency, pursuant to which NPS and NPS Agency agreed to purchase insurance policies to fund their prearranged funeral business exclusively from the Company's subsidiaries. The Company agreed to pay, on a monthly basis, an amount equal to 2% of the face amount of such insurance issued during the prior month. The agreement expires in April 2003.

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

         In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to NPS and/or NPS Agency. As assignee, NPS and/or NPS Agency remit premiums to and receive policy benefits from the Company. In the State of Missouri, a trust (the "Trust") owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the Trust directs the monies in the Trust as to the purchase of insurance policies.

         NPS elects to invest in insurance policies as one of the methods of funding such contractual obligations. NPS could invest in other statutorily appropriate instruments to fund such obligations but like most other preneed sellers today, prefers the use of insurance to do so. NPS determines whether to purchase an insurance policy from the Company or use its own resources to satisfy its obligations created under the prearranged funeral contract based on the individual preneed laws in existence on the contract date and the underwriting standards as established by the Company and the state in which the purchaser resides. For example, in Missouri, the Trust may choose to retain the funds from the prearranged funeral contract instead of purchasing an insurance policy because of the underwriting standards set by the Company when compared to the underwriting characteristics of the prearranged funeral contract purchaser. The option to not purchase an insurance policy is not available in all states.

         Should NPS elect to purchase an insurance policy equal to the current cost of the contracted funeral, the insurance premiums to be charged are set by the Company based on actuarial review and analysis of the underwriting risks being assumed by the Company and the standardized rates are provided to NPS. In the event a particular insurance policy has proceeds in excess of contracted-for funeral costs at the point of death, NPS retains such proceeds as policyholder. NPS (not the Company) is contractually obligated to provide the contracted-for funeral service at the point of death. The death benefits provided under the terms of the insurance policies may be greater than the cost of the funeral services due to excess interest earnings or additional insurance benefits provided under the terms of the participating policies or from a decline in the funeral service costs as contracted by NPS from the funeral homes.

Product Profitability

         The long-term profitability of insurance products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors: (i) persistency; (ii) mortality (for life insurance); (iii) return on cash invested by the insurer during the life of the policy; and (iv) expenses of acquiring and administering the policies.

Operations and Administration

         The Company emphasizes a high level of service to agents and policyholders and strives to maintain low overhead costs. The Company's principal administrative departments are its financial, policyholder services and data processing departments. The financial department provides actuarial, accounting and budgeting services and establishes cost control systems for the Company. The policyholder services department reviews policy applications, issues and administers policies and authorizes disbursements related to claims. The data processing department oversees and administers the Company's information processing systems.

         The Company has invested in data processing hardware and software and employs its data processing capacity in all facets of its operations. All of its Austin, Texas and St. Louis, Missouri operations are processed on a network of personal computers. The Company's administrative departments use a common integrated system designed to permit the Company to function relatively efficiently, control costs and maintain relatively low overhead. The Company's system currently is servicing approximately 100,000 policies. Additional policies can be added at a relatively low marginal cost, thereby increasing economies of scale.

         As part of its acquisition strategy, the Company has developed management techniques to reduce costs by consolidating and standardizing the procedures and data processing systems employed in the administration of acquired companies and blocks of business. The Company believes that such consolidation and standardization permits the efficient combination of the facilities and operations of the Company with those of the companies and blocks of business that it acquires. As a result, many duplicative costs connected with training and employing personnel and with leasing or owning offices, marketing, data processing equipment and other facilities are reduced or eliminated.

Investments

         The investment income of the Company's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest rates earned on invested assets. As of December 31, 1998, the average, annual interest rate credited on the Company's total reserve liability was approximately 7.3% per annum, and the average yield of the Company's investment portfolio was approximately 8.6%. Increases or decreases in interest rates could increase or decrease the interest rate spread between interest rates credited on insurance liabilities and investment yields, which in turn could have a beneficial or adverse effect on the future profitability of the Company. Sales of fixed maturity securities that result in investment gains also may tend to decrease future interest yields from the portfolio. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

         The  Company's   investment   strategy  is  to  maintain  primarily  an
investment grade, fixed maturity portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return. Consistent with this strategy, the Company invests primarily in securities of the U.S. government and its agencies, and collateralized mortgage obligations ("CMO's"). At December 31, 1998, approximately 85% of the book value of the Company's fixed maturity investments consisted of investment grade securities. From time to time when opportunities arise, however, limited amounts of below investment grade securities may be purchased.

         The Company periodically reviews the percentage of its portfolio that is invested in below investment grade securities and intends to decrease the percentage holdings of such securities below the December 31, 1998 level. However, the Company's policies in this regard are affected by market and other conditions and may change from time to time. While below investment grade securities generally provide higher yields, they involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading markets for these securities are often less liquid and efficient than the markets for investment grade securities.

Reserves

         In accordance with applicable insurance laws, the Company's insurance subsidiaries have established and carry as liabilities in their statutory financial statements actuarially determined reserves to satisfy their annuity contract and life insurance policy obligations. Reserves, together with premiums to be received on outstanding policies and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates.

         The reserves recorded in the consolidated financial statements included elsewhere in this report are calculated based on generally accepted accounting principles ("GAAP") and differ from those specified by the laws of the various states and recorded in the statutory financial statements of the Company's insurance subsidiaries. These differences arise from the use of different mortality tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.

         To determine policy benefit reserves for its life insurance products, the Company performs periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the reserves. Differences are reflected currently in earnings for each period. The Company historically has not experienced significant adverse deviations from its assumptions.

Reinsurance

         The Company enters into coinsurance/funds withheld treaties and co/modco reinsurance agreements with reinsurers to increase its statutory surplus. The cost of the increase in statutory surplus is recognized as reinsurance premiums ceded. Consistent with the general practice of the life insurance industry, the Company has reinsured portions of the coverage provided by its insurance products with other insurance companies under agreements of indemnity reinsurance. Reinsurance is not maintained with respect to products currently marketed by Memorial. The policy risk retention limit on the life of one individual does not exceed $50,000.

         Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured.

Competition

         The life insurance industry is highly competitive and consists of a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by the Company. Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries that are marketing insurance products and that offer competing products such as savings accounts and securities. Competition within the life insurance industry occurs on the basis of, among other things, interest rates, financial stability, policyholder service and ratings assigned by insurance rating organizations.

Dividends on Participating Policies

         The determination of dividends on participating policies is not dependent on any pre-determined factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. Because the Company and NPS are affiliated entities, NPS, as the policyholder of a significant portion of the Company's business, may exercise significant influence over the decision regarding the amount and timing of policyholder dividends. The insurance subsidiaries paid no dividends in 1998, 1997 or 1996 on it's direct business. Among other items, low levels of inflation were a factor for not paying dividends. There currently are no plans for paying dividends on the Company's direct business in the foreseeable future; however, dividends could be declared should circumstances warrant. The most likely circumstance that may warrant the declaration of policyholder dividends would be a significant increase in the level of inflation. The declaration of policyholder dividends would, through the provision of paid-up additions rather than cash dividends, provide additional death benefits under the insurance policies. The increased level of death benefits would contribute to covering the presumed increase in the cost of funeral services to be provided in the future. The ability to provide increased benefits under the terms of the insurance policies issued as a response to increased levels of inflation, which, in turn, allows the Company to remain competitive, is the primary reason for the utilization of participating policies. The Company does pay policyholder dividends on the World Block and the Woodmen Block. Such amounts were $90,335 for the year ended December 31, 1998.

Regulatory Factors

         The Company's insurance subsidiaries are subject to regulation by the insurance regulatory authorities in the states in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to provide safeguards for policyholders rather than to protect the interests of shareholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, management agreements, investments, deposits of securities, the form and content of financial statements, rates charged by insurance companies, sales literature, terms of insurance policies, accounting practices and the maintenance of specified reserves, capital and surplus. The Company's insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in each of the jurisdictions in which they do business. The Company's life insurance subsidiaries are licensed in 42 states and the District of Columbia. In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The
Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the states in which the insurance companies are domiciled will require adoption of Codification for the preparation of statutory financial statements.

         In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Company's insurance subsidiaries are domiciled. The Texas Department of Insurance has adopted its own risk based capital requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. At December 31, 1998, the total adjusted capital for each of the Company's subsidiaries met or exceeded the required levels.

         Most states have enacted legislation regulating insurance holding companies. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure.

         As a holding company, the Company's ability to meet its financial obligations and pay operating expenses depends on the receipt of sufficient funds, primarily through dividends and management fees, from its subsidiaries. As Texas domiciled insurance companies, Memorial, New Life, and Lincoln may not, without the prior approval of the Texas Department of Insurance ("TDI"), pay any dividend or distribution which, together with all other dividends and distributions paid within the preceding 12 months, exceeds the lesser of: (i) net gain from operations; or (ii) 10% of capital and surplus, in each case as shown in its most recent annual statutory financial statements.

         Under Texas law, Memorial, New Life, and Lincoln may not enter into certain transactions, including management agreements and service contracts, with members of its insurance holding company system, including the Company, unless the insurance companies have notified the TDI of their intention to enter into such transactions and the TDI has not disapproved of them within the period specified by Texas law. Among other things, such transactions are subject to the requirement that their terms be fair and reasonable and that the charges or fees for services performed be reasonable.

         As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Memorial underwent such an examination during 1992 for the period ended December 31, 1991. New Life underwent such an examination during 1992 for the period ended March 31, 1992. The final reports on the examinations issued by the TDI did not raise any significant issues. Examinations of the two insurance companies for the five-year period ended December 31, 1997 commenced during the second quarter of 1998. Although the final reports on such examinations have not yet been issued, the Company does not anticipate that significant issues will be raised in the reports.

         In October 1996, the TDI issued an order and letter to Memorial and New Life, respectively, to comply with certain administrative and investment guidelines, including those relating to permissible investments. Memorial and New Life had invested a portion of their assets in derivative instruments in the belief that these instruments were allowed under Texas insurance investment guidelines. The Department alleged that these investments were not in compliance with state guidelines. The Company complied with the Department's position, immediately ceased investing in derivative instruments and liquidated its existing portfolio with a net gain in excess of $1.0 million. In May 1997,
Memorial and New Life demonstrated to the Department that they had fully complied with all applicable guidelines and regulations, the companies agreed to furnish quarterly compliance reports to the Department and the Department released the companies from the order. Subsequently, Texas investment regulations were changed to allow investments in derivatives on a restricted basis.

Employees

         At December 31, 1998, the Company had approximately 70 employees. The Company believes that it enjoys good relations with its employees and agents.

Glossary

         The following are definitions of certain terms used in this Prospectus. Where appropriate, in using such terms, the singular includes the plural, masculine includes feminine and/or neuter, and vice versa.

         "Actuarial valuation" means the appraisal of a block of insurance business or an insurance company using the present value of future profits. The present value of future profits is calculated by discounting projected earnings using various actuarial assumptions such as estimations regarding future mortality, expenses, interest rates, morbidity, cancellation rates, etc.

         "Annuity policies" means a form of insurance under which premiums are paid to purchase an anticipated periodic benefit payment to begin at some date in the future.

          "Blocks of in-force business" means groups of insurance policies in effect.

         "Co/modco reinsurance" means a combination of coinsurance and modified coinsurance under which only a portion of the reserves are transferred to the reinsurer and the ceding company retains the remaining portion of reserves. Under most co/modco agreements, the amount of reserves transferred to the reinsurer is equal to the initial ceding allowance thereby eliminating any initial transfer of cash.

         "Coinsurance" means a form of indemnity reinsurance under which reserves as well as the risk are transferred to the reinsurer.

         "Commissions" means amounts paid to agents under an agency agreement as compensation for the sale of insurance policies.

         "Deferred policy acquisition costs" means expenses that are capitalizable under generally accepted accounting principles ("GAAP"). The expenses must vary with the production of new business and must be primarily related to the production of new business. Agents' first year commissions are, by far, the largest single component of deferred policy acquisition costs.

         "Funded preneed contract" means a preneed contract or a prearranged funeral contract that has been fully paid for by the purchaser.

         "Funds withheld agreements (treaties)" means reinsurance agreements under which funds that would normally be paid to a reinsurer are withheld by the ceding company to permit statutory credit for non-admitted reinsurance, to reduce a potential credit risk or to retain control over investments. Under certain conditions, the reinsurer may withhold funds from the ceding company.

         "Future policy benefits" means a liability established to provide for the payment of policy benefits that are to be paid in the future.

         "GAAP benefit reserves" means a liability established to provide for the payment of future policy benefits. The reserves are calculated as the excess of the present value of future policy benefits over the present value of future net premium payments. In order to calculate the present value of benefits and net premiums, certain actuarial assumptions are made regarding various items (including, without limitation, mortality, expenses, interest rates, lapse and cancellation rates).

         "Indemnity reinsurance" means a form of reinsurance under which insurance risk is transferred from the ceding company to the reinsurer.

         "Lapse and surrender rates" means the rates at which policies do not renew by paying premiums that are due or by requesting that the policy be cancelled for its surrender value.

         "Lapse of insurance policies" means the non-renewal of an insurance policy due to not paying the premiums when they come due.

         "Limited pay policies" means the ordinary life insurance policies for which the benefit period is longer than the premium paying period.

         "Modified coinsurance" means a form of coinsurance under which the reserves are retained by the ceding company while the risk is transferred to the reinsurer. The ceding company is required to pay interest to replace that which would have been earned by the reinsurer if it had held the reserve assets in its own investment portfolio.

         "Morbidity" means the statistical rate at which insureds become sick or have an accident that results in a health insurance claim.

         "Mortality" means the statistical rate at which insureds die.

         "Net level premium reserve method" means a reserve  calculation  method
whereby  the  net  premiums  used  for  reserving   purposes  bears  a  constant
proportional relationship to the gross premiums being charged.

         "Policy loan" means a loan made by an insurance company using the cash surrender value of an insurance policy as collateral for the loan. The maximum policy loan available will always be less than the cash value of the underlying policy.

         "Policyholder deposits" means under GAAP accounting practices and procedures, premiums for annuity policies are classified as "Policyholder deposits" rather than "Insurance premiums."

         "Prearranged funeral contract" means an agreement under which a client purchases funeral services to be performed at death. The cost of such funeral services are equal to the cost at the time into which the prearranged funeral contract is entered and does not change regardless of the date of death or increases in the cost of funeral services to be provided.

         "Preneed contract" means the same as "prearranged funeral contract."

         "Reinsurance" means an arrangement under which one insurance company, referred to as the reinsurer, for consideration, agrees to indemnify another insurance company, referred to as the ceding company, against all or part of a loss which the ceding company may incur under certain policies of insurance for which it has liability.

         "Reinsurance   agreement"   means   the  agreement  used  to  effect  a
reinsurance arrangement.

         "Reinsurance treaty" means another term for "reinsurance agreement."

         "Reserves" means a liability (or allocation of surplus) established to provide for a certain level of assurance that enough assets will be available to pay future policy benefits.

         "Reserves for unearned premiums" means a liability established to recognize portions of premiums that have been received by the insurance company but are for insurance coverage extending beyond the close of the financial reporting period.

         "Retrocession reinsurance" means the transfer of reinsurance risk from an assuming reinsurer to another insurance company.

         "Single premium policies" means ordinary life insurance policies for which single, lump-sum premiums are paid.

         "Statutory accounting practices" means accounting procedures and practices prescribed for insurance companies by the National Association of Insurance Commissioners and as adopted by the various state insurance regulatory bodies.

         "Statutory capital and surplus" means shareholders' equity under statutory accounting practices.

         "Statutory financial statements" means financial statements produced under statutory accounting practices and filed in each state that the insurance company is licensed to do business.

         "Statutory reserves" means reserves calculated according to statutory prescribed methods using state mandated assumptions with regard to mortality and interest rates.

         "Underwriting standards" means standards set by an insurance company under which an insurance applicant is reviewed in order for an insurance policy to be issued.

Item 2.  Properties

         Memorial leases approximately 25,000 square feet in an office building located at 10 S. Brentwood, St. Louis, Missouri under the terms of a lease that expires in June 2002. Memorial also leases approximately 10,000 square feet of property at 1250 Capital of Texas Highway, Building 3, Suite 100, Austin, Texas under the terms of a lease that expires in August 2002. The Company believes that the properties currently leased by Memorial are suitable for the current operations of the Company and will allow for the expansion of the Company's business in the near future. As the Company's operation expands, the leasing of additional space in Austin, Texas may be necessary. The Company currently does not foresee any material difficulties with leasing additional space that may be required in the foreseeable future.

Item 3.  Legal Proceedings

         NPS, an affiliate of the Company, along with New Life have been named defendants in a previously dismissed class-action lawsuit that was refiled during 1996 in St. Louis, Missouri, City Circuit Court. The suit involves a challenge to NPS's methods of funding pre-arranged funeral contracts with policies issued by the Company. The suit contains no specified dollar amount for damages. Both the Company and NPS believe that the claims are without merit and a motion is pending to dismiss New Life from the case. The Company does not believe the outcome of this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

         On December 31, 1998, a suit was filed in the U.S. District Court in Galveston, Texas against the Company, along with Memorial and New Life alleging trademark infringement regarding the use of the name "Lincoln Heritage". The suit seeks enjoinment from the use of the name "Lincoln Heritage." The suit contains no specified dollar amount for damages. The Company believes the claims are defensible and without merit. The Company does not believe the outcome of the lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

         The Company also is subject to various other claims and contingencies arising out of the normal course of business. The Company believes that the total amounts that will ultimately be paid, if any, arising from these claims and contingencies will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A.  Executive Officers of the Registrant

See Part III, Item 10.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Price of Common Stock

         The Company's Common Stock is traded on the Pacific Stock Exchange under the symbol "LHC". The range of high and low sale prices for the Company's Common Stock for the period from November 2, 1998 (the closing date of the Company's initial public offering) through December 31, 1998, was $7.50 and $5.80, respectively.

         As of February 28, 1999, the approximate number of stockholders of record of Common Stock was 810 which included approximately 807 beneficial holders of the Common Stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

Dividend Policy

         The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Board of Directors also plans to regularly review the Company's dividend policy. The Company's ability to pay dividends will be dependent, in large measure, on its ability to receive dividends and management fees from its life insurance subsidiaries. The ability of these corporations to pay dividends and management fees, in turn, is limited pursuant to applicable insurance laws. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors, including future earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

         None.

Item 6.  Selected Financial Data

Selected Consolidated Financial and Other Data

         The following historical summary consolidated financial information has been derived from the consolidated financial statements of the Company. This selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the related notes included herein, and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                       Year Ended December 31,
                                                   1998        1997(1)        1996         1995         1994
                                            (amounts in thousands, except per share data)

Statement of operations data:

Premium income                                  $   41,363   $   38,044     $ 33,274    $  27,354    $  24,001
Net investment income and realized gains            12,575        8,838        5,729        4,514        3,908
Other revenue                                          748            -            -            -            -
                                                 ---------    ---------    ---------    ---------    ---------
     Total revenues                                 54,686       46,882       39,003       31,868       27,909

Benefits incurred                                   33,088       31,151       24,750       20,775       19,563
Other expenses (2)                                  19,142       13,404       13,351        9,625       11,848
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before federal taxes                   2,456        2,327          902        1,468       (3,502)
Income taxes (benefits)                                440          672          197          317         (610)
                                                 ---------    ---------    ---------    ---------    ----------

Net income (loss)                                $   2,016    $   1,655    $     705    $   1,151    $  (2,892)
                                                 =========    =========    =========    =========    =========

Weighted average shares outstanding
     Basic                                           4,087        4,000        4,000        4,000        4,000
     Diluted                                         4,190        4,000        4,000        4,000        4,000
Earnings (loss) per share:
     Basic                                       $     .49    $     .41    $     .18    $     .29    $    (.72)
     Diluted                                           .48          .41          .18          .29         (.72)


                                                                           December 31,
                                                 1998(1)(3)    1997(1)        1996         1995          1994
                                                 ----------   ---------    ---------    ---------    ----------
Balance sheet data:

Invested assets                                  $ 133,831    $ 120,041    $  59,919    $  56,082    $  43,608
Total assets                                       164,073      141,603       76,149       71,884       60,196
Total policy liabilities                           152,425      130,450       73,067       68,432       62,391
Shareholders' equity (deficit)                       8,815        6,883        1,856        2,713       (2,508)
----------

(1) Comparison of selected consolidated financial data in the table above is significantly affected by the assumption through coinsurance of a block of life and annuity business from Woodmen Accident and Life Company effective September 1, 1997. The Company received $48,025 in cash in exchange for assuming $50,857 in insurance liabilities. For the year ended December 31, 1998, amounts related to the Woodmen Block included premiums of approximately $58, investment income of approximately $1,227 for interest earned on the assets purchased with the cash received, benefits incurred of approximately $909 in interest paid on policyholder deposits and increase in future policy benefits. As of December 31, 1998, invested and total assets included approximately $41,657 and policy liabilities included approximately $42,048 associated with the Woodmen Block.

(2) Other expenses for the years ended December 31, 1998 and 1997 are net of expense reimbursements from NPS in the amount of $2,254 and $2,695, respectively.

(3) Comparison of selected consolidated financial data in the table above is also affected by the assumption through coinsurance of a block of life and annuity business from World Insurance Company effective on April 1, 1998. The Company received $19,941 in assets in exchange for assuming $21,910 in insurance liabilities. During 1998, the Company retroceded, through a coinsurance agreement, 50% of the life insurance assumed from the purchase of the World Block to Alabama Reassurance Company. As of December 31, 1998, invested and total assets included approximately $22,200 and policy liabilities included approximately $21,800 associated with the World Block.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following   should  be  read  in  connection  with  the  Company's
consolidated financial statements and related notes, and other financial information included elsewhere in this report.

Overview

         The Company is a holding company for operating subsidiaries that consist primarily of life insurance companies. The life insurance companies primarily write policies sold by the Company's affiliate, NPS, in connection with NPS's sale of prearranged funeral contracts. As a result of the growth in the amount of pre-arranged funeral contracts sold by NPS over the past three years, the Company's revenues have increased significantly. The Company's growth also resulted, to a lesser extent, from the 1997 acquisition of the Woodmen Block and the World Block (in-force insurance policies and annuities) in 1998.

         The Company's revenues are derived primarily from premiums on insurance policies generated by NPS. In the event of a decline in NPS's preneed sales, the Company's future revenue growth could be impacted in the event that the Company could not replace the NPS sales force with its own or another marketing entity's sales force. Net investment income and realized investment gains also have contributed significantly to total revenues as the Company's invested assets have grown.

         The Company's expenses consist principally of benefits paid or accrued, commissions on the sale of policies and general and administrative costs associated with life insurance company operations. The Company anticipates that benefit costs and commissions will continue to increase as the Company executes its growth plans. Although general and administrative costs have increased in accordance with the growth in the Company's business, the Company believes its infrastructure will support increasing levels of internal revenue growth without the need for general and administrative expenses to increase at a similar rate.

         The Company's insurance subsidiaries are subject to a high degree of regulation from various state insurance administrators. Such regulation governs (among other things): investment policies; financial reporting; capital adequacy; terms of policies; and the ability of the Company's subsidiaries to pay dividends and management fees to the Company. In addition, NPS's activities in selling prearranged funeral contracts are highly regulated in the states in which NPS does business. These regulatory aspects and future changes therein could materially affect the Company's financial condition and results of operations. See "Business - Regulatory Factors."

         The Company's strategy is to increase shareholder value by growing its insurance business through: (i) selected acquisitions of life insurance companies and in-force life insurance policies and annuities; and (ii) increases in life insurance policies arising out of prearranged funeral contracts sold by NPS. The Company's ability to acquire such companies and policies will be dependent upon (among other things) its ability to identify, negotiate and complete transactions of favorable values, arrange necessary financing and integrate and manage the acquisitions after completion, including preserving customer relationships. There can be no assurance that the Company will successfully execute its strategy.

Results of Operations

         Comparison of the Years Ended December 31, 1998 and 1997. Premium income increased $3.3 million, or 9%, from $38.0 million in the year ended December 31, 1997 to $41.4 million in the year ended December 31, 1998, due to higher sales volumes. Substantially all premium income was derived from NPS. The fact that premium income increased only 9%, while the face amount of insurance in-force increased 15.9 % reflected a shift in the relative proportions of policies sold from single pay to limited pay business which is ultimately more profitable to the Company.

         Net investment income increased $4.4 million, or 72%, from $6.2 million in the year ended December 31, 1997 to $10.6 million in the year ended December 31, 1998. This increase was attributable to a higher level of invested assets (primarily resulting from the Woodmen Block and the World Block). Invested assets increased by 11% in 1998 compared to 1997. There was a larger increase in investment income due to the addition of the Woodmen Block late in 1997.

         Net realized gains decreased $730,000, or 27%, from $2.7 million in the year ended December 31, 1997 to $1.9 million in the year ended December 31, 1998. Gains were recognized in the year ended December 31, 1998, on sales of invested assets. However, these gains were partially offset by losses of approximately $1.0 million realized on the sale of certain investments whose market values declined significantly due to announcements of operating and financial difficulties of the issuers of these investments.

         Other revenue for the year ended December 31, 1998 of $749,000 represents primarily a gain on the sale of a portion of the Company's in-force life business.

         Benefits increased $1.9 million, or 6%, from $31.2 million in the year ended December 31, 1997 to $33.1 million in the year ended December 31, 1998, due to increases in death benefits and surrender benefits in proportion to the increases in overall policies in-force, increases in future policy benefits due to higher levels of policies in-force, and interest credited to policyholder accounts for the Woodmen Block and the World Block. These increases were partially offset by decreases in future policy benefits due to the impact of the surrenders and deaths.

         Surrenders increased from the year ended December 31, 1997 to the year ended December 31, 1998 by $3.1 million. This increase in surrenders was offset by a corresponding change in the increase in future policy benefits. Surrenders generally have little impact on current year operations due to the fact that surrender benefits are fully reserved and as surrender benefits are paid the reserve for future policy benefits is reduced by a corresponding amount. The more significant effect on operations occurs in future years when the Company loses future investment earnings on the business surrendered.

         Commissions increased $5.7 million, or 51%, from $11.2 million in the year ended December 31, 1997 to $16.9 million in the year ended December 31, 1998, due primarily to higher volumes of new policies when compared to the year ended December 31, 1997.

         General expenses, net of reimbursements, increased $2.5 million, or 100%, from $2.5 million in the year ended December 31, 1997 to $5.0 million in the year ended December 31, 1998, due primarily to increased policy administration and general and administration expenses as a result of increased volume of business from new policies written, acquisitions of blocks of policies such as the purchase of the Woodmen Block and the World Block, support for increased levels of acquisition activities and regulatory reporting requirements, and deferred compensation costs associated with the Company's Long-Term Incentive Plan established in 1998.

         Taxes, licenses, and fees increased $166,000, or 21%, from $782,000 in the year ended December 31, 1997 to $948,000 in the year ended December 31, 1998, due primarily to fees associated with the routine regulatory examination of the Company's insurance company subsidiaries which commenced in March 1998, additional fees associated with the Lincoln acquisition as well as increased taxes due to an increase in collected premiums.

         An increase in the amortization of the cost of policies purchased of $712,000 for the year ended December 31, 1998, compared to $262,000 for the year ended December 31, 1997, was primarily attributable to the purchase of the Woodmen Block and the World Block.

         The increase in the change in deferred acquisition costs of $2.9 million from $1.4 million for the year ended December 31, 1997, to $4.3 million for the year ended December 31, 1998, was due to the capitalization of the costs of acquiring new business at a higher rate than the amortization of such costs due to a higher volume of new policies issued.

         As a result of the foregoing, net income for the year ended December 31, 1998 was $2.0 million, or $0.49 and $0.48 per basic and diluted share, respectively, an increase of 22%, 20% and 17%, respectively, over the prior year.

         Comparison of the Years Ended December 31, 1997 and December 31, 1996. Premium income increased $4.7 million, or 14%, from $33.3 million in 1996 to $38.0 million in 1997 due to an increase in the amount of new business written. The increase in new business written was primarily the result of increases in prearranged funeral contracts sold by NPS. Such sales increased due to an expansion of NPS's sales force. In addition, during 1997, the Company and NPS agreed to retroactively increase premiums charged on certain policies issued by the Company. Such additional premiums included in revenues for the year ended December 31, 1997 were $339,828.

         Net investment income and net realized gains increased $3.1 million, or 54%, from $5.7 million in 1996 to $8.8 million in 1997. This increase was attributable to a higher level of average invested assets (primarily resulting from the Woodmen Block) and a more actively managed investment portfolio. Average invested assets increased $31.7 million, or 56%, from $56.5 million in 1996 to $88.2 million in 1997.

         Benefits incurred increased $6.4 million, or 26%, from $24.8 million in 1996 to $31.2 million in 1997 primarily due to an overall increase in business in-force and interest credited to policyholder accounts related to the acquisition of the Woodmen Block.

         Surrenders decreased from 1996 to 1997 by $5.1 million. This decrease in surrenders was offset by a corresponding change in the increase in future policy benefits. Surrenders generally have little impact on current year operations due to the fact that surrender benefits are fully reserved and as surrender benefits are paid the reserve for future policy benefits is reduced by a corresponding amount. The more significant effect on operations occurs in future years when the Company loses future investment earnings on the business surrendered.

         The Company's insurance subsidiaries have an agents' contract (the "Contract") with NPS and NPS Agency that obligates the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency.

         Prior to January 1, 1997, the Contract called for maximum first-year commissions of up to 23% of the face amount of policies submitted and renewal commissions of up to 2% of the face amount of issued policies remaining in-force in years two though six. In order to better match the commissions paid with the profitability of the underlying polices, effective January 1, 1997, the Company, NPS and NPS Agency agreed to amend the Contract to provide for increased first-year commissions of up to 31.5% of the face amount on single premium policies and terminate payments of renewal commission on policies issued on or before December 31, 1995. The effect of the amended agreement was a reduction in the increase in future policy benefits of $1.1 million on policies issued in 1997 and this effect net of $332,000 of income tax expense was reflected as an increase in additional paid-in capital for the year ended December 31, 1997.

         Other expenses remained relatively unchanged from 1996 to 1997; however, this was a result of three offsetting factors: (i) policy administration and general expenses increased $1.2 million as a result of the acquisition of the Woodmen Block, (ii) general and administrative expenses decreased due to the initiation of a cost sharing agreement between the Company and NPS, whereby NPS reimbursed the Company $2.7 million for a portion of its general and administrative expenses attributable to NPS's business (the $2.7 million was based on costs incurred by the Company in 1997 for the direct benefit of NPS); and (iii) commissions increased $1.2 million due to higher sales levels. The Company and NPS are affiliated companies. NPS was formed earlier than the Company and, as such, NPS assisted in the development of the Company. As the companies grew, and with the anticipation of the addition of outside shareholders, a more formal relationship among the entities became advisable, which resulted in the development of the cost sharing arrangement. See Note 11 to the consolidated financial statements of the Company.

         Net income for the year ended December 31, 1997 was $1.7 million, or $0.41 per basic and diluted share, an increase of 135% and 128%, respectively, over the prior year.

Liquidity and Capital Resources

         The Company's insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy the Company's obligations. The Company believes that the diversity of the investment portfolio of its insurance subsidiaries provides sufficient liquidity to meet its operating cash requirements.

         Assets with a fair value of approximately $11.7 million at December 31, 1998 were on deposit with various state regulatory authorities. Assets with a fair value of approximately $55.1 million at December 31, 1998 were restricted as to use from the purchase of the Woodmen Block, the World Block and other assumed business. See "Business -- Regulatory Factors."

         The Company's insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to the Company without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under generally accepted accounting principles.

         The Company's cash requirements for 1999 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Pursuant to its initial public offering in November 1998, the Company issued 520,000 shares of common stock and realized net proceeds of $2.6 million. The Company believes that interest earned on the net proceeds and anticipated revenue from operations should be adequate for the Company's working capital requirements of its existing business over the next twelve months. In the event that the Company's plans or assumptions change, or if its requirements to meet unanticipated changes in business conditions prove to be insufficient to fund operations, the Company could be required to seek additional financing prior to that time.

         Changes in the Company's consolidated balance sheet between December 31, 1998 and December 31, 1997, reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and the purchase of the World Block.

         Total cash and investments increased approximately $13.8 million from $120.0 million at December 31, 1997 to $133.8 million at December 31, 1998, primarily due to investment assets acquired with the purchase of the World Block of $20 million. During 1998 there was an increase in policyholder loans to related parties of $5.8 million due to a change in investment strategy by NPS offset by the cancellation of policies associated with the Woodmen Block. Due to the low risk nature of these policy loans and their contract interest rates, the Company believes they afford comparable risk-adjusted returns to alternative categories of invested assets. The policy loans are fully secured by the nonforfeiture values of the policies so that, in the event of default, the Company would not be adversely affected, except with respect to the future loss of revenues on the policies cancelled. Changes in the separate components of investment assets are due to the portfolio mix of the Company's investment assets and changes in the fair value of balances in actively managed fixed maturity and equity securities. See Note 4 to the Consolidated Financial Statements of the Company.

         Receivables from related parties increased $1.1 million from $478,000 at December 31, 1997 to $1.5 million at December 31, 1998, due primarily to receivables due under the Company's cost sharing agreement with NPS.

         Deferred policy acquisition costs increased approximately $4.3 million from $12.6 million at December 31, 1997 to $16.9 million at December 31,1998, due to increases in new policies issued and in-force.

         Fixed assets increased approximately $550,000 from $650,000 at December 31, 1997 to $1.2 million at December 31, 1998, due to expenditures for furniture and equipment due to the expansion of the Company's operations and ongoing development and modifications to the Company's software system.
         Cost of policies acquired increased approximately $584,000 from $3.2 million at December 31, 1997 to $3.8 million at December 31, 1998, due to the acquisition of World Block offset by the amortization of costs.

         Goodwill increased approximately $640,000 from $773,000 at December 31, 1997 to $1.4 million at December 31, 1998, due to the Lincoln acquisition and other asset acquisitions.

         Future policy benefits increased approximately $16.4 million from $87.8 million at December 31, 1997 to $104.2 million at December 31, 1998. This increase was due to an increase in the amount of new policies issued and the acquisition of the World Block.

         Policyholder deposits increased approximately $5.6 million from $41.6 million at December 31, 1997 to $47.2 million at December 31, 1998. Policyholder deposits are comprised primarily of annuities acquired with the Woodmen Block and the World Block. The increase was due to the acquisition of the World Block on April 1, 1998, offset by cancellations of policies and the absence of the issuance of new annuity policies.

         The increase in shareholders' equity reflects the net proceeds from the Company's initial public offering of $2.6 million and earnings in 1998 of $2.5 million, offset by the increase in net unrealized depreciation on securities held available-for-sale of $2.8 million.

         During 1998 and 1996, the Company paid surrender benefits to NPS or the Trust of approximately $2.0 million and $5.0 million, respectively. Upon surrender, NPS purchased new policies for the same insureds using a portion of the surrendered funds. NPS has committed to the Company to pay all future premiums due on the blocks of policies that were reissued.

Impact of Year 2000

         Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000.

         Company Readiness

          The Company's information technology personnel recently assessed the Company's readiness to manage Year 2000 issues. This included a review of all current computer systems in use, as well as communications with significant vendors and other third parties to determine the extent to which the Company's operations are vulnerable to third parties' failure to correct their own Year 2000 issues. Based on the overall assessment performed, the Company has determined that it will not need to significantly modify or replace any of its current systems in order to comply with Year 2000 issues. In addition, based upon communications with significant vendors and other third parties, the Company is not aware of any material impact from their systems relating to the transition to the Year 2000. However, the Company has no means of ensuring that these entities will be Year 2000 ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company. The effect of non-compliant third parties is not determinable.

         Year 2000 Costs

         The Company's total costs of Year 2000 efforts to date and future anticipated costs have not and are not expected to be material.

         Risks Associated with the Company's Year 2000 Issues

         The Company expects its internal systems to be Year 2000 compliant and believes that the worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Due to the general uncertainty inherent in the Year 2000 problem, the Company cannot predict whether the consequence of Year 2000 failures will have a material adverse effect on the Company's business, financial condition or results of operations. However, based on the Company's assessment of its internal systems, communications with significant vendors and other third parties, the Company does not expect Year 2000 problems to result in a material adverse effect on the Company's financial position, results of operations or cash flows.

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

         The following factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (iv) changes in the federal income tax laws and regulations which may affect the cost of or demand for the Company's products; (v) increasing competition in the sale of the Company's products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, and regulation of the sale, underwriting and pricing of insurance products; (vii) the availability and terms of future acquisitions; and (viii) the risk factors or uncertainties listed in the Company's other filings with the Securities and Exchange Commission.

         Additionally, the Company may not be successful in identifying, acquiring, and integrating other companies or their business, implementing improved management and accounting information systems and controls and may be dependent upon additional capital and equipment purchases for future growth. There may be other risks and uncertainties that management is not able to predict.

         When used in this report, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Restatement of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 had no impact on the financial condition or results of operations of the Company, but required changes in the Company's disclosure and presentation requirements. The principal change was the disclosure of the components of total comprehensive income within the Consolidated Statements of Shareholders' Equity.

         In June 1997, the FASB issued SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosures related to business operating segments. SFAS No. 131 had no significant effect on the disclosures set forth in the Company's Consolidated Financial Statements.

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 Accounting by Insurance and Other Enterprises for Insurance-related Assessments (SOP 97-3). SOP 97-3 provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. SOP 97-3 is effective for financial statements of fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of SOP 97-3 will not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements, but does not expect such implementation to have a material adverse effect on its financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates, although the Company also has certain exposures to changes in equity prices. The Company has no foreign exchange risk and no direct commodity risk. The active management of market risk is integral to the Company's operations. To manage exposure to market risk, the Company may rebalance its existing asset or liability portfolios, change the character of its existing asset or liability portfolios, change the character of future investments purchased or use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. The Company's market risk sensitive instruments are entered into for purposes other than trading.

         The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountability and control over these activities. In addition, the Company has specific investment policies for each of its subsidiaries that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus and regulatory requirements.

Interest Rate Risk

         Interest rate risk is the risk that the Company will incur economic losses due to adverse change in interest rates. This risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest sensitive liabilities in its life and annuity operations.

         The Company seeks to invest premiums and deposits to create future cash flows that will fund future claims, benefits and expense, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities.

         The carrying value of the Company's investment portfolio as of December 31, 1998 was $133.8 million, of which 49% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. A 100 basis point decrease in interest rates would have increased anticipated earnings from operations for the year ended December 31, 1998 by approximately $500,000, which amount represents the increase of investment income on the Company's investment portfolio. The effect on the market value of the portfolio would be to increase the value by approximately $2.5 million. The reverse effect would result if interest rates increased by 100 basis points.

     The impact of a change in interest rates to the fair value of the Company's policyholder deposits would be immaterial due to the Company's ability to vary credited interest rates on annuity policies. The liability for future policy benefits of $104.2 million is affected by anticipated investment earnings, but such liability has been excluded from our analysis because it is not considered to be a financial instrument.

Equity Price Risk

         Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 1998, the Company had approximately $7.1 million, or less than 6% of its cash and investments, invested in equity securities. The effect of a ten percent change in equity prices would not materially impact the Company's financial position, results of operations or cash flows.

Seasonality

         Historically, the Company's revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including a higher mortality rate of the Company's insureds during the winter months.

Item 8.  Financial Statements and Supplementary Data

         Reference is made to the financial statements listed under the heading "(a)1. Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Information regarding the change of accountants for the Company is contained in "Independent Public Accountants" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding the directors of the Company is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

         The following is a list, as of February 28, 1999, of the names and ages of the executive officers of the Company and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons.

         The name, age and position with respect to each of the executive officers of the Company are set forth below:

         Nicholas M. Powling, 50, has been a director, the President and the Chief Executive Officer of the Company since April 1996. Prior to joining the Company, Mr. Powling was the Chief Financial Officer for Bankers Protective Life Insurance Company in Austin, Texas from April 1993 to March 1996. Prior thereto, Mr. Powling served as Vice President of Finance and then Vice President of Mergers and Acquisitions at Associated Insurance Companies Inc. in Indianapolis, Indiana from 1982 to 1993.

         Clifton Mitchell, 47, joined the Company in February 1998. Immediately prior to that date, Mr. Mitchell owned C. Mitchell Company, Inc. an actuarial consulting firm, and was the Company's consulting actuary. Mr. Mitchell is a Fellow of the Society of Actuaries, a Member of the American Academy of Actuaries and a Fellow of the Conference of Consulting Actuaries and has been a consulting actuary in private practice since 1983. Mr. Mitchell has been involved in insurance acquisitions since 1978. Mr. Mitchell has been a director and Executive Vice President-Actuarial of the Company since March 1998.

         The executive officers were appointed by and serve at the pleasure of the Board of Directors of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company's knowledge, based solely on its review of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filings requirements applicable to the Reporting Persons were complied with during the year ended December 31, 1998, except for Randall K. Sutton and Howard A. Wittner, who each filed a late Form 5 to report the purchase of shares of Common Stock.

Item 11. Executive Compensation

         Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Consolidated Financial Statements. See Index to Consolidated Financial
          Statements for a list of financial statements included in this Report.

     2. Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the Consolidated Financial Statements.

          Schedule II - Condensed Financial Information of Registrant (Parent Company)
          Schedule III - Supplementary Insurance Information
          Schedule IV - Reinsurance

          All   other  schedules  are  omitted,  either  because  they  are  not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report.

(b)      Reports on Form 8-K.

         A report on Form 8-K dated December 21, 1998, was filed with the Commission to report under Item 4, the change in the Company's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.


                             LINCOLN HERITAGE CORPORATION


                             By:               /s/   Nicholas M. Powling
                                                   Nicholas M. Powling,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.


         Signature                        Title                        Date


/s/   Nicholas M. Powling      President and Chief Executive      March 31, 1999
--------------------------
    Nicholas M. Powling        Officer and Director


/s/   Clif Mitchell            Executive Vice President and       March 31, 1999
--------------------------
       Clif Mitchell           Director (Principal Financial
                               and Accounting Officer)


/s/   Brent D. Cassity         Chairman of the Board and          March 31, 1999
--------------------------
     Brent D. Cassity          Director


/s/   Randall K. Sutton        Vice President and Director        March 31, 1999
--------------------------
     Randall K. Sutton


/s/   Howard A. Wittner        Director                           March 31, 1999
--------------------------
     Howard A. Wittner


/s/   Paul J. Gallant          Director                           March 31, 1999
--------------------------
      Paul J. Gallant


/s/   Mark A. Turken           Director                           March 31, 1999
--------------------------
      Mark A. Turken

                          LINCOLN HERITAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (including notes applicable to the unaudited periods)


Item 8.  Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
The Company and Subsidiaries:


Independent Auditors' Report-Deloitte & Touche LLP.......................... F-1

Report of Independent Certified Public Accountants--Killman,
Murrell, and Company, P.C................................................... F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997................ F-3

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996............................................ F-5

Consolidated Statements of Shareholders' Equity and Comprehensive
Income for the  years ended December 31, 1998, 1997 and 1996................ F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996............................................ F-7

Notes to Consolidated Financial Statements ................................. F-8

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Lincoln Heritage Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheet of Lincoln Heritage Corporation and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and of cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Heritage Corporation and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP
March 26, 1999
Fort Worth, Texas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
Lincoln Heritage Corporation:

We have audited the accompanying consolidated balance sheet of Lincoln Heritage Corporation (a Texas corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Heritage Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules, II, III, and IV are presented for the purposes of additional analyses and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
March 11, 1998


                          LINCOLN HERITAGE CORPORATION
                           Consolidated Balance Sheets


                                                         December 31,
                                                    1998              1997

                                     ASSETS

CASH AND INVESTMENTS
   Fixed maturities available for sale
     at fair value (amortized cost
     $68,201,939 and $44,085,520)              $   65,628,083    $   45,120,485
   Equity securities available for sale
     at fair value (cost $7,939,451 and
     $1,013,365)                                    7,121,000           794,870
   Policyholder loans                              17,257,122        11,457,962
   Cash and cash equivalents                       43,824,537        62,667,707
                                               --------------    --------------
     TOTAL CASH AND INVESTMENTS                   133,830,742       120,041,024
                                               --------------    --------------

Accrued investment income                             463,616           609,847
Accounts receivable from related party              1,535,926           478,362
Funds withheld by ceding company                      526,434           498,512
Deferred policy acquisition costs, net             16,881,478        12,554,870
Fixed assets, net                                   1,218,352           649,546
Cost of policies acquired, net                      3,833,659         3,249,365
Goodwill, net                                       1,413,550           773,436
Deferred tax assets, net                            3,364,638         2,394,970
Other assets                                        1,004,118           353,078
                                               --------------    --------------
   TOTAL                                       $  164,072,513    $  141,603,010
                                               ==============    ==============




                          LINCOLN HERITAGE CORPORATION
                           Consolidated Balance Sheets
                                   (CONTINUED)


                                                         December 31,
                                                    1998              1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:
   Policy liabilities:
     Future policy benefits                    $  104,201,323    $   87,843,239
     Policyholder deposits                         47,163,465        41,613,697
     Claims and benefits payable                      650,000           689,000
     Premiums received in advance                     409,937           304,471
                                               --------------    --------------
        TOTAL POLICY LIABILITIES                  152,424,725       130,450,407
                                               --------------    --------------

     Income tax payable                                49,800         1,975,165
     Accounts payable and accrued expenses            656,089           334,776
     Accounts payable to related party                163,292            17,090
     Other liabilities                              1,964,045         1,942,861
                                               --------------    --------------
        TOTAL LIABILITIES                         155,257,951       134,720,299
                                               --------------    --------------

Commitments and Contingencies (Note 10)

SHAREHOLDERS'  EQUITY:
   Preferred stock ($0.01 par value;
       1,000,000 shares authorized;
       none issued)                                         -                  -
   Common stock ($0.01 par value;
       10,000,000 shares authorized,
       4,520,000 and 1,000,000 shares
       issued and outstanding,
       respectively)                                   45,200             10,000
   Additional paid-in capital                       4,734,350          2,075,576
   Retained earnings                                6,273,924          4,258,265
   Accumulated other comprehensive
       income (loss)                               (2,238,912)           538,870
                                               --------------    ---------------
        TOTAL SHAREHOLDERS' EQUITY                  8,814,562          6,882,711
                                               --------------    ---------------

        TOTAL                                  $  164,072,513    $   141,603,010
                                               ==============    ===============




                                                    LINCOLN HERITAGE CORPORATION
                                                Consolidated Statements of Operations

                                                                      Years Ended December 31,
                                                          1998                  1997                  1996
                                                   -----------------     -----------------     -----------------

REVENUES
     Life premiums                                 $     41,363,384      $      38,044,470     $      33,273,417
     Net investment income                               10,638,406              6,171,215             3,710,720
     Realized investment gains, net                       1,935,935              2,666,448             2,018,362
     Other revenue                                          747,848                      -                     -
                                                   ----------------      -----------------     -----------------
         TOTAL REVENUES                                  54,685,573             46,882,133            39,002,499
                                                   ----------------      -----------------     -----------------

BENEFITS AND EXPENSES
     Death benefits                                      16,406,422             13,551,459            11,747,170
     Surrender benefits                                   3,165,939                115,758             5,167,946
     Increase in future policy benefits                  12,019,701             16,432,947             7,621,130
     Interest paid on policyholder deposits               1,495,680              1,051,087               214,054
     Commissions                                         16,850,227             11,247,606            10,043,563
     General expenses                                     7,211,722              5,211,651             3,856,016
     General expenses reimbursed by
         related party                                   (2,253,644)            (2,695,091)                    -
     Taxes, licenses and fees                               948,452                782,470               720,278
     Amortization of cost of policies purchased             711,564                262,188                     -
     Change in deferred acquisition costs, net
         of amortization                                 (4,326,608)            (1,405,263)           (1,269,257)
                                                   -----------------     ------------------    ------------------

     TOTAL BENEFITS AND EXPENSES                         52,229,455             44,554,812            38,100,900
                                                   ----------------      -----------------     -----------------

INCOME BEFORE INCOME TAXES                                2,456,118              2,327,321               901,599
                                                   ----------------      -----------------     -----------------

INCOME TAXES
     Current                                                 49,800              1,752,358               789,216
     Deferred                                               390,659             (1,080,463)             (592,247)
                                                   ----------------      ------------------    ------------------
     TOTAL INCOME TAXES                                     440,459                671,895               196,969
                                                   ----------------      -----------------     -----------------

NET INCOME                                         $      2,015,659      $       1,655,426     $         704,630
                                                   ================      =================     =================

Basic earnings per share                           $           0.49      $            0.41     $            0.18
                                                    ===============       ================      ================

Diluted earnings per share                         $           0.48      $            0.41     $            0.18
                                                    ===============       ================      ================

Weighted average shares outstanding:

Basic                                                     4,086,667              4,000,000             4,000,000
Diluted                                                   4,189,804              4,000,000             4,000,000






                                           LINCOLN HERITAGE CORPORATION
                                  Consolidated Statements of Shareholders' Equity
                                             and comprehensive income
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                               Total                   Additional    Accumulated Other
                                           Shareholders'     Common      Paid-in       Comprehensive        Retained
                                              Equity         Stock       Capital       Income (Loss)        Earnings

Balance, January 1, 1996                   $  2,713,460     $  1,000   $       40    $        805,211     $   1,907,209

Comprehensive income (loss) net of tax:
   Net income                                   704,630            -            -                   -           704,630

   Change in unrealized gains (losses)
     on available for sale securities
     net of tax of $804,531 and
     reclassification adjustment
     of $2,018,362                           (1,561,735)           -            -          (1,561,735)                -
                                           -------------
   Total comprehensive income (loss)           (857,105)           -            -                   -                 -
                                           -------------   ---------   -----------   -----------------    -------------

Balance, December 31, 1996                    1,856,355        1,000           40            (756,524)        2,611,839

   Transfer to common stock in connection
     with stock split and stock dividend              -        9,000            -                   -
(9,000)

   Retroactive premium increase treated
     as paid-in capital, net of income tax
     expense of $314,884                      1,259,536            -    1,259,536                   -                 -

   Benefit of reduction of future
     commissions treated as additional
     paid-in capital, net of tax expense
     of $332,000                                816,000            -      816,000                   -                 -

   Comprehensive income (loss), net of tax:
     Net income                               1,655,426            -            -                   -         1,655,426

     Change in unrealized gains (losses)
       on available for sale securities,
       net of tax of $667,325 and
       reclassification adjustment of
       $2,666,448                             1,295,394            -            -           1,295,394                 -
                                           -------------   ---------   -----------   -----------------    -------------

     Total comprehensive income               2,950,820            -            -                   -                 -
                                           -------------   ---------   -----------   -----------------    -------------

Balance, December 31, 1997                    6,882,711       10,000    2,075,576             538,870         4,258,265

   Transfer to common stock in connection
     with stock split and stock dividend              -       30,000      (30,000)

   Effect of stock options granted, net
     of applicable income tax effect
     of $70,652                                 137,147                   137,147

   Issuance of common stock                   2,556,827        5,200    2,551,627

Comprehensive income (loss), net of tax:
   Net income                                 2,015,659                                                       2,015,659

   Change in unrealized gains (losses)
     on available for sale securities,
     net of tax of $1,430,978 and
     reclassification adjustment of
     $1,935,935                              (2,777,782)                                   (2,777,782)
                                           -------------

   Total comprehensive income                  (762,123)

Balance, December 31, 1998                 $  8,814,562    $  45,200   $4,734,350    $     (2,238,912)    $   6,273,924
                                           =============   =========   ===========   =================    =============





                                           LINCOLN HERITAGE CORPORATION
                                       Consolidated Statements of Cash Flows

                                                                    Years Ended December 31,
                                                        1998                  1997                 1996
                                                 -----------------     -----------------     -----------------

OPERATING ACTIVITIES
Net income                                       $      2,015,659      $       1,655,426     $         704,630
Adjustments to reconcile net income to
cash provided by (used in) operating activities:
   Realized investment gains                           (1,935,935)            (2,666,448)           (2,018,362)
   Gain on sale of policies                              (590,142)                     -                     -
   Accretion of discount on investments                (1,990,046)              (458,056)              (47,604)
   Depreciation and amortization                          967,513                368,068                87,129
   Deferred income taxes                                  390,659               (699,519)             (238,533)
   Stock options issued                                   137,147                      -                     -
   Changes in operating assets and liabilities
     (net of effects of acquisitions)
     Accrued investment income                            195,231                (74,020)              (22,695)
     Accounts receivable from related party            (1,057,564)               188,843             1,687,680
     Funds withheld by ceding company                     (27,922)              (252,692)               76,605
     Deferred policy acquisition costs                 (4,326,608)            (1,405,263)           (1,269,257)
     Other assets                                        (484,307)              (627,109)              117,883
     Future policy benefits and deposit funds           1,553,757              5,573,366             4,842,595
     Claims and benefits payable                          (39,000)               (92,000)              141,000
     Premiums received in advance                         105,466                 92,022              (272,496)
     Income tax payable                                (1,813,790)             1,441,319               428,185
     Accounts payable and accrued expenses                321,067                106,465               (53,325)
     Accounts payable to related party                    146,202                 17,090               (62,304)
     Other liabilities                                   (103,816)             1,250,388                36,428
                                                 -----------------     -----------------     -----------------
         NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                     (6,536,429)             4,417,880             4,137,559
                                                 -----------------     -----------------     -----------------

INVESTING ACTIVITIES
   Proceeds from sales of available
     for sale investments                             342,392,212            166,376,535            37,390,456
   Purchase of available for sale investments        (365,281,067)          (106,684,537)          (50,999,200)
   Purchase of fixed assets                              (762,418)                     -                     -
   Other invested assets, net                                   -                      -             1,106,170
   Acquisition of subsidiary                           (5,041,514)                     -                     -
   Cash received from acquisition of life
     policies                                           18,272,718                     -                     -
   (Increase) decrease in policyholder
     loans issued                                       (4,298,499)          (10,699,794)              673,276
   Other, net                                            (145,000)                     -                     -
                                                 -----------------     -----------------     -----------------
     NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                         (14,863,568)            48,992,204           (11,829,298)
                                                 -----------------     ------------------    ------------------

FINANCING ACTIVITIES
   Capital contributions                                        -              2,075,536                     -
   Proceeds from stock offering                         2,556,827                      -                     -
                                                 ----------------      -----------------     -----------------
     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                           2,556,827              2,075,536                     -
                                                 ----------------      -----------------     -----------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                             (18,843,170)            55,485,620            (7,691,739)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                 62,667,707              7,182,087            14,873,826
                                                 ----------------      -----------------     -----------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                 $     43,824,537      $      62,667,707     $       7,182,087
                                                 ================      =================     =================

SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                           $      1,975,165      $         311,040     $          92,990
                                                 ================      =================     =================


NOTE 1.  BUSINESS

         Lincoln Heritage Corporation (the "Company") is a life insurance holding company engaged in the ownership and operation of life insurance companies. The Company also acquires existing life insurance policies either through direct purchase or the acquisition of insurance companies. The Company's life insurance operations are conducted through its wholly owned life insurance subsidiaries which are subject to regulation by the state insurance department where they are licensed and undergo periodic examinations by those departments.

         The majority of the Company's life insurance premiums are derived from the issuance of insurance policies to fund prearranged funeral contracts sold by National Prearranged Services, Inc. ("NPS"), a related party, and National Prearranged Services Agency, Inc. ("NPS Agency"). Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. NPS or NPS Agency is the assignee and beneficiary of substantially all policies issued directly or assumed by the Company in connection with prearranged funeral contracts.

         Effective December 31, 1998, the Company reorganized its insurance company subsidiaries. The purpose of the reorganization was to streamline and consolidate the Company's insurance operations and strengthen the existing capital structure to facilitate the acceptance of acquisitions by regulatory authorities. The reorganization was accounted for as a tax-free transaction and had no impact on the consolidated financial statements. Concurrent with the reorganization, the name of Lincoln Memorial Life Insurance Company was changed to New Life Insurance Company ("New Life") and the name of World Service Life Insurance Company of America was changed to Lincoln Memorial Life Insurance Company ("Lincoln"). The reorganization had no effect on Memorial Service Life Insurance Company ("Memorial").

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Memorial, New Life and Lincoln. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior years amounts have been reclassified to conform with the 1998 presentation.

Use of Estimates

         The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

         The estimates susceptible to significant change are those used in determining deferred policy acquisition costs, cost of policies purchased, and the liabilities for future policy benefits, policyholder deposits and claims, and benefits payable. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Investments

         All fixed maturity and equity securities are classified as available-for-sale and, accordingly, such securities are carried at estimated fair value. The Company may sell these securities prior to maturity in response to changes in interest rates, issuer credit quality or liquidity requirements. Realized gains and losses on the sale of investments are determined utilizing the specific identification method. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income, a separate component of shareholders' equity. The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. If the fair value of an investment security declines for reasons other than temporary market conditions, the carrying value of such security is written down to fair value by a charge to operations. Policyholder loans are stated at their current unpaid principal balance, which approximates fair value.

Cash and Cash Equivalents

         For the purposes of reporting cash flows, cash and cash equivalents includes investments readily convertible to cash with remaining maturities at date of purchase of three months or less. Cash and cash equivalents include commercial paper and reverse repurchase agreements that are carried at cost, which approximates the fair value of the underlying securities.

         In order to increase the Company's return on investments and improve its liquidity, the Company enters into overnight reverse repurchase agreements. The Company purchases U.S. Treasury notes under agreements to resell such U.S. Treasury notes on a daily basis. The Company does not take possession of any securities and records such purchases as a book entry only. The amount at risk on a daily basis, in the event of default by the counterparty, is minimal as the carrying value of the underlying securities approximates the fair value of such securities. At December 31, 1998 and 1997, the carrying amount of overnight reverse repurchase agreements was $4,274,884 and $29,512,372, respectively.

Goodwill

         Goodwill represents the excess of cost over the fair value of net assets acquired in acquisitions accounted for by the purchase method. Such amounts are being amortized on the straight-line basis as charges to income over 25 to 40 years. Amortization expense was $62,337, $22,748 and $22,748 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization was $198,825 and $136,488 as of December 31, 1998 and 1997, respectively. The carrying value of goodwill is periodically evaluated for indications of impairment based upon estimates of future earnings.

Deferred Policy Acquisition Costs (DPAC)

         The costs of acquiring new business generally consist of commissions, excluding renewal commissions (approximately 90% of DPAC is commissions paid to NPS), and other costs of acquiring new business. Such costs vary with, and are primarily related to, the production of new business and are capitalized and deferred to the extent that they are recoverable from future profits. These costs are amortized over the premium paying periods of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using the same assumptions used for estimating the liabilities for future policy benefits.

Cost of Policies Acquired

         The cost of policies acquired represents the actuarially determined present value of projected future cash flows from acquired policies. The projected future cash flows are based on actuarially determined projections of future premiums, mortality, surrenders, operating expenses, investment yields and other factors. The projections consider all known or expected factors at the acquisition date. Actual experience may vary from projections due to differences in premiums collected, investment spread, mortality costs and other factors and any such differences are recorded in the period they are determined. The amounts are amortized over the lives of the acquired policies in relation to the remaining present value of the future cash flows from such policies.

Furniture and Equipment

         Furniture and equipment is carried at depreciated cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Depreciation expense was $193,612, $83,132, and $50,379 for the years ended December 31, 1998, 1997, and 1996, respectively. Accumulated depreciation was $377,893 and $184,281 at December 31, 1998, and 1997, respectively.

Future Policy Benefits

         Future policy benefits are amounts that, when accumulated with interest and future premiums, will provide for the payment of benefits arising out of the insurance in-force. The liabilities for future policy benefits and expenses for limited pay life policies are computed using the net-level premium method which is based upon assumptions as to investment yields, mortality and withdrawals. Assumptions are based principally on modifications of the ultimate tables in common usage in the industry. Interest assumptions are 8% in years one (1) through five (5), graded downward to 7.5% in years six (6) through fifteen (15) and remain at 7.5% thereafter.

Claims and Benefits Payable

         The liability for claims and benefits payable is based upon the estimated amount payable on claims reported prior to the balance sheet date which have yet to be settled, claims reported subsequent to the balance sheet date but incurred during the period then ended, and an estimate (based upon prior experience) of claims incurred, but not yet reported. Actual amounts may differ from those estimated and any such differences are recorded in the period they are determined.

Premiums and Expenses

         The Company primarily issues limited pay and single premium policies. Accordingly, net premiums for direct and assumed policies are recorded as revenues and the difference between the gross premium received and the net premium is deferred and recognized in a constant relationship to the insurance in-force. Unearned premiums of $18,262,190 and $19,633,000 at December 31, 1998 and 1997, respectively, are included as a component of future policy benefit liabilities in the accompanying consolidated balance sheets. The change in unearned premiums is reflected as a component of the increase in future policy benefits in the accompanying consolidated statements of operations.

         Benefits and expenses are recognized as a level percentage of earned premiums by providing for future policy benefits and amortizing deferred acquisition costs.

         Receipts for annuities are classified as deposits instead of revenues. Accordingly, annuity premium deposits and annuity benefit payments are recorded as increases or decreases in a liability account rather than revenue or expense. Revenues for annuity policies are recorded for policy administration fees and surrender charges while expenses are recorded for interest credited to the policy account balances.

Reinsurance

         The Company's subsidiaries have coinsurance and modified coinsurance agreements with reinsurers to increase their statutory surplus for regulatory purposes. The terms of reinsurance agreements provide for all of the insurance risk associated with the business ceded to be transferred to the reinsurer. The purpose of the agreements is to allow the Company's insurance subsidiaries to take credits for reserves ceded to the reinsurer which provides increases in the insurance company's statutory surplus. The agreements provide for the profits of the reinsured business to decrease the amount of the reserve credit taken, thereby decreasing the insurance company's statutory surplus. Any losses are retained by the reinsurer for which a risk charge is paid. The effect of these agreements is that statutory surplus for the Company's insurance subsidiaries was $10,450,767 and $6,236,000 greater at December 31, 1998 and 1997, respectively, than what it would have been without these agreements. Since the primary liability of the Company to the insured has not been discharged through these agreements and no assets have been transferred, all reinsurance transactions except for the risk charge have been eliminated in the accompanying consolidated financial statements. The risk charge is recognized as reinsurance premiums ceded.

         In the normal course of business, the Company has reinsured portions of the coverage provided by its insurance products with other insurance companies under indemnity reinsurance agreements. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured.

Participating Policies

         Participating policies represented 80% and 92% of the life insurance in-force at December 31, 1998 and 1997, respectively. Determination of dividends on participating policies is not dependent on any factor and is completely at the discretion of the boards of directors of the insurance subsidiaries.
Policyholder dividends of $90,335 were paid for the year ended December 31, 1998. No policyholder dividends were paid during 1997 and 1996.

Income Taxes

         Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance is included in income. In assessing the realization of deferred income taxes, consideration is given as to whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating future taxable income during the periods in which the temporary differences become deductible.

Stock Based Compensation

         In 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost is recognized for options issued when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Consistent with the provisions of SFAS No. 123, the Company discloses the proforma effect on net income and earnings per share as if the Company had adopted SFAS No. 123

         For all options granted to individuals that are not employees of the Company, the Company follows the requirements of SFAS No. 123. Accordingly, the option exercise price will be compared to the fair value of the option at the date of grant and, to the extent that the fair value exceeds the option exercise price, compensation will be recognized in the consolidated financial statements of the Company.

Stock Splits and Earnings Per Share

         On September 19, 1997, the Company effected a 100,000-for-1 stock split in the form of a stock dividend. Upon consummation of such stock split, the Company had 1,000,000 shares of Common Stock issued and outstanding. On April 6, 1998, the Company effected a 3.2-for-1 stock split, in the form of a stock dividend, and on August 18, 1998, the Company declared and paid a 25% stock dividend. The earnings per share of the Company for all periods presented have been computed as if these stock splits and dividends occurred at January 1, 1996. The diluted earnings per share is computed using the treasury stock method unless the effect is anti-dilutive. The 103,137 increase in the number of shares from basic to diluted in 1998 is a result of the options outstanding. There are no factors that affect the net income amount in the earnings per share computations.

Initial Public Offering

         In October, 1998, the Company completed its initial public offering and issued 520,000 shares of its Common Stock at a price of $7.50 per share. The net proceeds were approximately $2,500,000, after underwriting discounts, commissions, and other offering costs. The net proceeds were used to make a capital contribution on December 31, 1998 to one of the Company's insurance subsidiaries.

New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Restatement of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 had no impact on the financial condition or results of operations of the Company, but required changes in the Company's disclosure and presentation requirements. The principal change was the disclosure of the components of and total comprehensive income within the Consolidated Statements of Shareholders' Equity.

         In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosures related to business operating segments. SFAS No. 131 had no significant effect on the disclosures set forth in the Company's consolidated financial statements.

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments (SOP 97-3). SOP 97-3 provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. SOP 97-3 is effective for financial statements of fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of SOP 97-3 will not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements, but does not expect such implementation to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 3.  COINSURANCE OF LIFE INSURANCE AND ANNUITY POLICIES

         On September 1, 1997, the Company coinsured a block of life insurance and annuity policies from Woodmen Accident and Life Company (the "Woodmen Block"). The block of business consisted primarily of deferred annuities which are accounted for as investment contracts using deposit accounting. The Company assumed approximately $51,311,000 of insurance and annuity reserves in exchange for receiving $48,018,000 in cash. The net liabilities assumed, $3,293,000, plus other costs related to the coinsurance of the Woodmen Block in the amount of $218,000 have been shown as additions from acquisitions to the cost of policies purchased.

         Effective April 1, 1998, the Company coinsured a block of life insurance and annuity policies from World Insurance Company (the "World Block"). The reserves on the block of business consisted of approximately one-third deferred annuities, one-third interest sensitive life insurance, which is accounted for as investment contracts using deposit accounting, and one-third traditional whole life insurance. The Company assumed approximately $21,909,000 of insurance and annuity reserves in exchange for receiving $19,941,000 in assets. The net liabilities assumed, $2,205,716, plus other costs related to the coinsurance of the World Block in the amount of approximately $200,000 have been shown as additions from acquisitions to the cost of policies acquired.

NOTE 4.  INVESTMENTS

         The amortized cost and estimated fair value of fixed maturity and equity securities available for sale at December 31, 1998, were as follows:

                                                                  Gross             Gross          Estimated
                                               Amortized        Unrealized        Unrealized         Fair
                                                  Cost            Gains             Losses           Value

Fixed maturity securities
   U.S. government                          $   11,455,626    $     468,009     $    (184,543)   $  11,739,092
   Mortgage backed securities                   48,792,515          350,168          (483,129)      48,659,554
   Corporate bonds                               7,953,798                -        (2,724,361)       5,229,437
                                            --------------    -------------     --------------   -------------
     Total fixed maturity securities            68,201,939          818,177        (3,392,033)      65,628,083
Equity securities                                7,939,451        1,138,873        (1,957,324)       7,121,000
                                            --------------    -------------     --------------   -------------

     Total                                  $   76,141,390    $   1,957,050     $  (5,349,357)   $  72,749,083
                                            ==============    =============     ==============   =============

         The amortized cost and estimated fair value of fixed maturity and equity securities available for sale at December 31, 1997, were as follows:

                                                                  Gross             Gross          Estimated
                                               Amortized        Unrealized        Unrealized         Fair
                                                  Cost            Gains             Losses           Value

Fixed maturity securities
     U.S. government                        $   11,530,209    $     100,390     $     (17,876)   $  11,612,723
     Mortgage backed securities                 28,769,315          919,796          (127,599)      29,561,512
     Corporate bonds                             3,785,996          192,783         (  32,529)       3,946,250
                                            --------------    -------------     --------------   -------------
     Total fixed maturity securities            44,085,520        1,212,969          (178,004)      45,120,485
Equity securities                                1,013,365           42,500          (260,995)         794,870
                                            --------------    -------------     --------------   -------------

     Total                                  $   45,098,885    $   1,255,469     $    (438,999)   $  45,915,355
                                            ==============    =============     ==============   =============

         Unrealized gains (losses) included in accumulated other comprehensive income (loss) are reported net of tax effect of $1,153,395 and $227,600 in 1998 and 1997, respectively.

         The amortized costs and fair value of fixed maturities available for sale at December 31, 1998, by contractual maturity date are shown below. Expected maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.




                                                       December 31, 1998
                                                Amortized           Estimated
                                                  Cost              Fair Value

In one year or less                           $    124,976         $     126,101
In years two through five                        3,777,968             3,509,514
In years six through ten                         9,467,032             7,337,789
After ten years                                  6,039,448             5,995,125

Mortgage backed securities                      48,792,515            48,659,554
                                              -------------        -------------

     Total                                    $ 68,201,939         $  65,628,083
                                              =============        =============

         Investments in fixed maturities or equity securities in any single entity in excess of 10% of shareholders' equity at December 31, 1998 other than investments issued or guaranteed by the United States government or a United States government agency, were as follows:

                                                       December 31, 1998
                                                Amortized           Estimated
                                                  Cost              Fair Value

CAI Wireless Systems                          $   1,657,191        $   1,198,745
American Telecasting                              1,561,754              657,380
CS Wireless Systems                               1,468,151            1,100,000
Wireless One, Inc.                                2,503,375            1,793,311
Autobond Acceptance Corporation                   3,324,512            1,875,000
Transnational Financial                           1,312,800              998,750
Westower Corporation                              2,202,392            3,285,000

The Company invests in both investment grade and below investment grade fixed maturity securities. At December 31, 1998, approximately 15% of the book value of the Company's fixed maturity investments consisted of below investment grade securities.

         Assets with a fair value of $11,648,261 at December 31, 1998, were on deposit with various state regulatory authorities. Assets with a fair value of $55,141,485 at December 31, 1998, were restricted as to use for the acquired Woodmen Block, World Block and other assumed business.

         Major categories of investment income consisted of the following:

                                           Years Ended December 31,
                                    1998              1997            1996
                               -------------    --------------    -------------
Fixed maturities               $   7,700,956    $    5,183,674    $   3,162,390
Equities                             292,440                 -                -
Policyholder loans                   774,306           243,879           64,430
Short-term investments             2,065,800           857,434          587,667
                               -------------    --------------    -------------
Gross investment income           10,833,502         6,284,987        3,814,487
Investment expenses                  195,096           113,772          103,767
                               -------------    --------------    -------------
     Net investment income     $  10,638,406    $    6,171,215    $   3,710,720
                               =============    ==============    =============




Gross realized investment gains consisted of the following:

                                           Years Ended December 31,
                                    1998              1997             1996
                               --------------   ---------------   --------------
Gross realized gains           $   4,198,392    $    2,929,348    $   2,188,649
Gross realized losses             (2,262,457)         (262,900)        (170,287)
                               --------------   ---------------   --------------

     Net realized
     investment gains          $   1,935,935    $    2,666,448    $   2,018,362
                               ==============   ===============   ==============

         Proceeds from disposals of investments in fixed maturity and equity securities during the years ended December 31, 1998, 1997, and 1996 were $342,392,212, $162,383,038 and $50,999,200, respectively.

NOTE 5.  REINSURANCE

         Reinsurance contracts do not relieve the Company from its obligation to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Consequently, allowances are established for amounts due from reinsurers that are deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurance insolvencies. Reinsurance receivables were $11,000 and $23,000 at December 31, 1998 and 1997, respectively. Reinsurance payables were $235,000 and $36,000 at December 31, 1998 and 1997, respectively.

         The effect of reinsurance on premiums earned were as follows:

                                           Years Ended December 31,
                                    1998              1997             1996
                               --------------   ---------------   --------------
Direct                         $  40,441,151    $   34,925,424    $  26,918,986
Reinsurance assumed                1,212,257         3,371,830        6,538,596
Reinsurance ceded                   (290,024)         (252,784)        (184,165)
                               --------------   ---------------   --------------

     Premiums earned           $  41,363,384    $   38,044,470    $  33,273,417
                               ==============   ===============   ==============

         Death benefits incurred on the business assumed were $818,793, $2,257,286, and $3,616,736, for the years ended December 31, 1998, 1997 and
1996, respectively. Recoveries of death benefits were not significant during 1998, 1997 and 1996 under reinsurance agreements.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving off-balance-sheet financial instruments. The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The methods and assumptions used to estimate the fair value of financial instruments are as follows:

(i) The carrying value of cash and cash equivalents approximates fair value due to the short maturities of these investments;
(ii) Fair values of fixed maturities and equity securities with active markets are based on quoted market prices. For investments not actively traded, fair values were estimated using values obtained from independent pricing services;
(iii) Fair value of policyholder loans approximates the carrying amount of such assets because the earned rate on the policy loans approximates the Company's current portfolio yield;
(iv) The carrying value of accounts receivable and payable and premiums received in advance approximates fair value due to their relatively short maturities; and
(v) The carrying amount of policyholder deposits approximates their fair value due to the Company's ability to adjust the rate at which interest is credited to the accounts.

         Fair  values  and  carrying   amounts  for  the   Company's   financial
instruments are presented as follows:

                                                                          December 31,
                                           --------------------------------------------------------------------------
                                                         1998                                    1997
                                           -----------------------------------    -----------------------------------
                                                 Fair              Carrying              Fair              Carrying
                                                 Value              Amount               Value              Amount

         Cash and cash equivalents         $    43,824,537     $    43,824,537    $    62,667,707    $    62,667,707
         Fixed maturity securities              67,257,686          67,257,686         45,120,485         45,120,485
         Equity securities                       7,121,000           7,121,000            794,870            794,870
         Accounts receivable                     1,535,926           1,535,926            478,362            478,362
         Policyholder loans                     17,257,122          17,257,122         11,457,962         11,457,962
         Policyholder deposits                  47,163,465          47,163,465         41,613,697         41,613,697
         Premiums received in advance              409,937             409,937            304,471            304,471

NOTE 7.  DEFERRED POLICY ACQUISITION COSTS AND COSTS OF POLICIES ACQUIRED

Deferred Policy Acquisition Costs

         Deferred policy acquisition costs ("DPAC") and the components of the change in DPAC were as follows:

                                           Years Ended December 31,
                                  1998                1997             1996
                               --------------   ---------------   --------------
Balance, beginning of year     $  12,554,870    $   11,149,607        9,880,350
Change in balance:
   Deferrals                       8,926,805         4,161,506        3,932,030
   Amortization                   (4,600,197)       (2,756,243)      (2,662,773)
                               --------------   ---------------   --------------
   Net change                      4,326,608         1,405,263        1,269,257
                               --------------   ---------------   --------------

 Balance, end of year          $  16,881,478    $   12,554,870    $   1,149,607
                               ==============   ===============   ==============

         Approximately 90% of deferred costs are commissions paid to NPS, a related party, or NPS Agency. Other costs include expenses related to the acquisition and issuance of new policies, such as the printing of policy forms and underwriting expenses.

Cost of Policies Acquired

         The cost of policies acquired ("CPA") and the components of the changes were as follows:

                                               Years Ended December 31,
                                          1998                       1997
                                   ------------------         -----------------
Balance, beginning of year         $        3,249,365         $               -
Additions from acquisition                  2,205,716                 3,511,553
Gross amortization                         (1,047,244)                 (348,933)
Interest                                      335,680                    86,745
CPA on policies sold                         (909,858)                        -
                                   ------------------         -----------------
Balance, end of year               $        3,833,659         $       3,249,365
                                   ==================         =================

         Interest is accrued on the unamortized balance of CPA at 7.5%. Approximately 8.2% of the balance at December 31, 1998 is expected to be amortized during each of the next five years. The Company had no policy acquisitions resulting in the recognition of CPA during or prior to 1996.

NOTE 8. CLAIMS AND BENEFITS PAYABLE

         Activity in the liability for life claims payable was as follows:

                                            Years Ended December 31,
                                    1998              1997             1996
                               -------------    ---------------   --------------
Balance at January 1           $     689,000    $      781,000    $     640,000

Incurred related to:
     Current year                 16,387,714        13,573,754       11,812,138
     Prior year                       18,708           (22,295)         (64,968)
                               -------------    ---------------   --------------
         Total incurred           16,406,422        13,551,459       11,747,170
                               -------------    ---------------   --------------

Paid related to:
     Current year                 15,737,714        12,887,754       11,031,138
     Prior year                      707,708           755,705          575,032
                               -------------    ---------------   --------------

         Total paid              16,445,422         13,643,459       11,606,170
                               -------------    ---------------   --------------

Balance at December 31         $    650,000     $      689,000    $     781,000
                               =============    ===============   ==============

NOTE 9.  INCOME TAXES

         The provision for income taxes gives effect to permanent differences between income for financial reporting purposes and taxable income. Accordingly, the effective income tax rate is less than the statutory federal corporate rate. A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

                                    1998              1997             1996
                               --------------   ---------------   --------------

Tax at statutory rate          $     835,080    $      791,289    $     306,544
Small life insurance
     company deduction              (619,154)         (126,920)        (243,940)
Alternative minimum taxes                  -                 -          126,584
Other                                224,533             7,526            7,781
                               --------------   ---------------   --------------
Total tax expense              $      440,459   $      671,895    $     196,969
                               ==============   ===============   ==============


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                           December 31,
                                                      1998             1997
                                                ---------------   --------------

Deferred tax assets:

Non life losses                                 $      728,753    $           -
Net unrealized losses on available
     for sale securities                             1,153,395                -
Policy reserves and policy funds                     7,991,569        4,684,072
Other liabilities                                       48,112           28,301
                                                ---------------   --------------

     Subtotal                                        9,921,829        4,712,373

Valuation allowance                                 (3,320,670)               -
                                                ---------------   --------------

     Total deferred tax assets,
          net of valuation allowance                 6,601,159        4,712,373
                                                ---------------   --------------

Deferred tax liabilities:

Net unrealized gains on available for sale
     fixed maturities and equity securities                  -          277,600
Deferred policy acquisition costs                    2,532,571        1,934,303
Other assets                                           703,950          105,500
                                                ---------------   --------------
Deferred tax liabilities                             3,236,521        2,317,403
                                                ---------------   --------------

     Net deferred tax assets                    $    3,364,638    $   2,394,970
                                                ===============   ==============

         The  valuation  allowance  has  been  provided  to  reduce deferred tax
assets  to  an  amount  that  management   believes  is  more  likely  than  not
recoverable.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases office space under two noncancelable lease agreements accounted for as operating leases. Rental expense on operating leases (exclusive of other expenses payable under the leases) was approximately $710,000, $550,000 and $550,000 for the years ended December 31, 1998, 1997, and
1996, respectively. Future minimum lease payments under the terms of these operating leases at December 31, 1998 are as follows:

         1999            $   795,985
         2000                811,570
         2001                821,269
         2002                448,622
                         -----------
                         $ 2,877,446



Legal and Other Proceedings

         NPS, a related party, along with New Life have been named defendants in a previously dismissed class-action lawsuit that was refiled during 1996 in St. Louis, Missouri, City Circuit Court. The suit involves a challenge to NPS's methods of funding prearranged funeral contracts with policies issued by the Company. The suit contains no specified dollar amounts for damages. Both the Company and NPS believe that the claims are without merit and a motion is pending to dismiss the Company from the case. The Company does not believe the outcome of this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

         On December 31, 1998, a suit was filed in the U.S. District Court in Galveston, Texas against the Company, along with Memorial and New Life alleging trademark infringement regarding the use of the name "Lincoln Heritage". The suit seeks enjoinment from the use of the name "Lincoln Heritage". The suit contains no specified dollar amounts for damages. The Company believes the claims are defensible and without merit. The Company does not believe the outcome of the lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

         The Company also is subject to various other claims and contingencies arising out of the normal course of business. The Company believes that the total amounts that will ultimately be paid, if any, arising from these claims and contingencies will not have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 11.  RELATED PARTY TRANSACTIONS

         Substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. ("NPS") and National Prearranged Services Agency, Inc. ("NPS Agency"). NPS is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to the Company either directly or through assumed reinsurance.

         In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to NPS and/or NPS Agency. As assignee, NPS and/or NPS Agency remit premiums to and receive policy benefits from the Company. In the State of Missouri, a trust (the "Trust") owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the Trust directs the monies in the Trust as to the purchase of insurance policies. The policy benefits that are paid in the ordinary course of business includes death benefits, surrender benefits and policy loans. The Company is not subject to significant credit risk on the policy loans, since the Company makes no policy loans which exceed the reserves held on the policy securing the loan and the Company has the right to deduct the loan amount from the death benefit payment or from the cash surrender value. Substantially all premiums, death benefits and surrender benefits during the years ended December 31, 1998, 1997 and 1996 were received from or paid to NPS, NPS Agency or the Trust. At December 31, 1998 and 1997, the Company had policyholder loans of $15,556,437 and $11,457,962, respectively, on policies of which NPS is the beneficiary.

         The Company's insurance subsidiaries have a contract (the "Contract") with NPS and NPS Agency that obligates the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency. Substantially all commissions incurred during the years ended December 31, 1998, 1997 and 1996, were paid to NPS or NPS Agency.

         Prior to January 1, 1997, the Contract called for maximum first-year commissions of up to 23% of the face amount of policies submitted and renewal commissions of up to 2% of the face amount of issued policies remaining in-force in years two though six. In order to better match the commissions paid with the profitability of the underlying polices, effective January 1, 1997, the Company and NPS and NPS Agency agreed to amend the Contract to provide for increased first-year commissions of up to 31.5% of the face amount on single premium policies and terminate payments of renewal commission on policies issued on or before December 31, 1995. The effect of the amended contract was a reduction in the increase in future policy benefits of $1,148,000 on policies issued in 1997 and this effect net of $332,000 of income tax expense was recorded as an increase in additional paid-in capital for the year ended December 31, 1997.

         During 1997, the Company and NPS agreed to retroactively increase premiums charged on certain policies issued by the Company. The policies selected for the increase in premiums were those policies that did not meet the profitability criteria of the Company. No plans were found to have a premium deficiency prior to 1997. The amount of the increased premiums paid by NPS as a result of this retroactive rate adjustment was $1,923,000. Premiums in the amount of $1,574,420, collected as a result of the retro-active rate adjustment applicable to years prior to January 1, 1997, have been credited to additional paid-in-capital, net of income tax effect of $314,884. Increased premiums in the amount of $339,828 applicable to the year ended December 31, 1997, have been included in premium revenue.

         Effective January 1, 1997, the Company entered into a cost sharing agreement with NPS whereby NPS will reimburse the Company on a monthly basis for a portion of certain general and administrative costs paid for by the Company for the benefit of NPS. Costs reimbursed under the agreement were $2,253,644 and $2,695,091 for the years ended December 31, 1998 and 1997, respectively.

         Amounts receivable from NPS at December 31, 1998 and 1997, were $1,535,926 and $478,362, respectively. Amounts payable to NPS at December 31, 1998 and 1997, were $65,000 and $17,090, respectively.

         The majority shareholder of the Company has the right to cause the Company to register the majority shareholder's shares of common stock under the Securities Act of 1993, for resale, at the expense of the Company.

         Effective  February 1, 1998, the Company purchased all of the assets of
C. Mitchell Co., Inc. for $145,000. The unpaid balance of the purchase price bears interest at the rate of eight percent (8%) and is included as accounts payable to related parties. In connection with the sale of the assets of C. Mitchell Co., Inc., Clif Mitchell, a current executive officer and director of the Company, entered into a non-compete agreement with Clif Mitchell for the sum of $60,000 payable in 15 equal installments beginning April 1, 1998.

NOTE 12.  EMPLOYEE BENEFIT PLAN

         The Company offers all of its employees who meet certain eligibility requirements a savings plan (the "401K Plan") under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter into a written salary deferral agreement under which an employee makes contributions to the 401K Plan. In 1996, the Company began matching 12% of the employees' contribution up to 6% of their salary. For the years ended December 31, 1998, 1997, and 1996 the Company contributed $8,683, $5,170 and $5,067, respectively, to the 401K Plan.

NOTE 13.  CONCENTRATIONS OF RISK

         At December 31, 1998 and 1997, the Company had significant investments in fixed maturity and short-term securities that are either direct obligations of the U.S. Government or an agency authorized by the U.S. Government. The Company periodically has significant investments in demand deposits in banks and other financial institutions that exceed federally insured amounts. The Company had accounts receivable from NPS and NPS Agency of $1,535,926 and $478,362 at December 31, 1998 and 1997, respectively. In addition, at December 31, 1998 and 1997, the Company had policyholder loans outstanding of $15,556,437 and $11,457,962, respectively, on policies of which NPS is the beneficiary. The policy loans are collateralized by the policy cash surrender values.

NOTE 14.  STATUTORY ACCOUNTING INFORMATION

         The Company's life insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on the statutory basis of accounting. Statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory net income and shareholders' equity reported to regulatory authorities as of and for the periods ended were as follows:

                                        Years Ended December 31,
                                    1998             1997              1996
                               --------------   ---------------   --------------
Net income (loss)              $  (1,775,721)   $      530,509    $   2,597,707
Shareholders' equity               7,815,609         7,863,137        5,353,237

         The ability of the life insurance subsidiaries to pay dividends or make other distributions is restricted by state insurance laws. Determining factors include, but are not limited to, net income after tax and shareholder's equity as reported on a statutory basis. At December 31, 1998, no amounts were available for transfer to the parent company by dividend, loan or advance, or were available for such a transfer only with prior regulatory approval. There have been no cash dividends paid by the life insurance subsidiaries to the parent since the formation or acquisition of the insurance subsidiaries.

NOTE 15.  ACQUISITIONS

         On May 15, 1998, the Company purchased all of the outstanding stock of Lincoln for approximately $5.5 million. Lincoln had no active policies in-force; however, Lincoln is licensed to conduct business in 42 states and the District of Columbia. The transaction was accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities were recorded at their fair market value at the date of acquisition. The net assets, consisting primarily of investment securities, were approximately $5.1 million at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The results of operations of Lincoln for the period subsequent to May 15, 1998 have been included in the Company's consolidated statements of operations. The pro forma effect of the purchase of Lincoln is immaterial.

NOTE 16.  STOCK OPTIONS

         Effective April 6, 1998, the Company adopted the Lincoln Heritage Corporation 1998 Long-Term Incentive Plan (the Plan). The Plan allows for the issuance of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares of common stock, and (iv) performance awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Options may be exercised only if the optionholder remains continuously associated with the Company from the date of grant to the date of exercise, subject to certain conditions as specified in the Plan. An option granted under the Plan cannot be exercised later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee's ceasing his or her association with the Company become available once again for issuance. Options vest over 4 years in 25% increments commencing one year from date of grant.

         The Company recognizes compensation expense for stock options granted to employees following the guidance of APB No. 25. Accordingly, the Company recognized compensation expense of approximately $115,000 related to awards for employees for the year ended December 31, 1998. Had the Company implemented SFAS No. 123, the Company's compensation expense would have increased by approximately $40,000 and the Company's pro forma net income, net income per share (basic) and net income per share (diluted), considering the effects of implementing SFAS No. 123, net of tax effects, would have been approximately $2,500,000, $0.61, and $0.60, respectively.

         The Company recognizes compensation expense for stock options granted to non employees in accordance with SFAS No. 123. The Company recognized compensation expense of approximately $93,000 for the year ended December 31, 1998, related to awards to non-employees. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair market value of the options granted to non-employees was estimated on the date of grant using the minimum value approach. The expected life of the options was 7.5 years, the risk-free interest rate used was 6% and there were no assumptions as to volatility or dividend yield. The effect of applying SFAS No. 123 is not necessarily indicative of the effects on future years due to, among other things, the vesting period of the stock options.

         A summary of the Company's stock option activity is as follows:

                                                    Number            Option
                                                      of               price
                                                    shares           per share

Balance at January 1, 1998                      $            -    $           -
Granted                                                399,500             3.75
Forfeited                                               (3,750)            3.75
Exercised                                       ---------------   --------------
Outstanding at December 31,1998                 $      395,750    $        3.75
                                                ===============   ==============

       Options exercisable at 12/31/98                       -
                                                ===============

       Available for future grant                      804,250
                                                ===============

         The weighted average fair value of the options granted during the year ended December 31, 1998 was $7.50 per share.

NOTE 17.  SUBSEQUENT EVENTS

         On January 28, 1998, the Company executed a definitive stock purchase agreement to acquire all of the outstanding stock of Harbourton Reassurance, Inc. ("Harbourton") and subsequently filed an application to acquire control with the insurance department in the State of Delaware. In March 1999, the application was withdrawn by the Company and a proposal to acquire Harbourton's in-force business is pending.

         The Company has investments in certain equity securities whose fair values have declined significantly from the fair values at December 31, 1998. The declines may be for reasons other than normal market fluctuations that may require the Company to recognize a loss during the first quarter of 1999. The Company is closely monitoring the current activities of the issuers of such securities.

NOTE 18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for 1998 and 1997:

                                                          Year ended December 31, 1998
                                            First            Second            Third           Fourth

Life premiums                            $ 7,256,760    $  13,476,192     $ 10,897,591      $  9,732,841
Net investment income                      2,252,156        2,580,793        2,840,302         2,965,155
Realized investment gains                    450,914          617,289          442,905           424,827
Net income (loss)                           (109,155)         120,522         (513,297)        2,517,589
Basic earnings (loss) per share                (0.03)            0.03            (0.13)             0.58
Diluted earnings (loss) per share              (0.03)            0.03            (0.13)             0.57


                                                          Year ended December 31, 1997
                                            First            Second            Third           Fourth

Life premiums                            $ 8,630,747    $   8,705,537     $  8,483,146     $  12,225,040
Net investment income                      1,263,456        1,249,141        1,857,328         1,801,290
Realized investment gains                     20,748           86,343          562,781         1,996,576
Net income (loss)                           (226,279)        (126,705)         984,064         1,024,346
Basic earnings (loss) per share                (0.06)           (0.03)            0.25              0.25
Diluted earnings (loss) per share              (0.06)           (0.03)            0.25              0.25

The improvement in earnings in the fourth quarter 1998 as compared to the third quarter 1998 included a gain from the sale of a portion of the World Block of approximately $590,000. From an operational perspective, during the fourth quarter 1998, estimates from prior periods for the reserve liabilities and the affiliated party cost sharing agreement were calculated for the entire calendar year. Also, the change in future policy benefit liabilities were significantly lower for the fourth quarter 1998 which reflects many factors such as the seasonality of the Company's business.



Schedule II

                  Condensed Financial Information of Registrant
                  Lincoln Heritage Corporation (Parent Company)
                            Condensed Balance Sheets

                                                           December 31,
                                                      1998             1997

                                     Assets

Cash and cash equivalents                       $      508,774    $         730
Accounts receivable                                     40,000                -
Accounts receivable from related party                  65,000                -
Investment in life insurance subsidiaries            9,899,154        6,881,981
Deferred tax assets, net                               330,752                -
                                                ---------------   --------------
              Total                             $   10,843,680    $   6,882,711
                                                ===============   ==============


                      Liabilities and Shareholders' Equity

Accrued expenses                                $      155,949    $           -
Accounts payable to related party                    1,873,169                -
                                                ---------------   --------------
              Total liabilities                      2,029,118                -

Shareholders' Equity:

Preferred stock ($.01 par value; authorized,
     1,000,000 shares; issued, no shares)                    -                -
Common Stock ($0.01 par value; 10,000,000
     shares authorized; 4,520,000 and
     1,000,000 shares issued and outstanding,
     respectively)                                      45,200           10,000
Additional paid-in capital                           4,734,350        2,075,576
Retained earnings                                    6,273,924        4,258,265
Accumulated other comprehensive income (loss)       (2,238,912)         538,870
                                                ---------------   --------------

              Total shareholders' equity             8,814,562        6,882,711
                                                ---------------   --------------

              Total                             $   10,843,680    $   6,882,711
                                                ===============   ==============

















See Note to Condensed Financial Statements.



Schedule II

                  Condensed Financial Information of Registrant
                  Lincoln Heritage Corporation (Parent Company)
                       Condensed Statements of Operations


                                           Years ended December 31,
                                    1998             1997              1996
                               --------------   ---------------   --------------

Revenues

Net investment income          $      13,514    $            -    $           -
                               --------------   ---------------   --------------
     Total revenues                   13,514                 -                -
                               --------------   ---------------   --------------

Expenses

General expenses                   1,194,114                 -                -
                               --------------   ---------------   --------------
     Total expenses                1,194,114                 -                -
                               --------------   ---------------   --------------

Income before income taxes
     and equity in
     undistributed net income
     of subsidiaries              (1,180,600)                -                -

Income taxes
   Current                           (70,652)                -                -
   Deferred                         (330,752)                -                -
                               --------------   ---------------   --------------
     Total income taxes             (401,404)

Income before equity in
     undistributed net income
     of subsidiaries                (779,196)                -                -

Equity in undistributed net
     income of subsidiaries        2,794,855         1,655,426          704,630
                               --------------   ---------------   --------------


Net income                     $   2,015,659    $    1,655,426    $     704,630
                               ==============   ===============   ==============


















See Note to Condensed Financial Statements.



Schedule II

                                   Condensed Financial Information of Registrant
                                   Lincoln Heritage Corporation (Parent Company)
                                        Condensed Statements of Cash Flows

                                                                       Years ended December 31,
                                                               1998              1997             1996
                                                            -----------      -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $ 2,015,659      $ 1,655,426       $   704,630

Adjustments to reconcile net income to net cash
     provided by operating activities:
Deferred income taxes                                         (330,752)               -                 -
Stock options issued                                           137,147                -                 -
Increase in accounts receivable                                (40,000)               -                 -
Increase in accounts receivable and payable
     to related party                                        1,808,169                -                 -
Increase in accrued liabilities                                155,949                -                 -
Equity in undistributed net income of subsidiaries          (2,794,855)      (1,655,426)         (704,630)
                                                           ------------      -----------      ------------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                      951,317                -                 -
                                                           ------------      -----------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions to subsidiaries                       (3,000,100)               -                 -
                                                            -----------      -----------       -----------
NET CASH USED IN INVESTING
     ACTIVITIES                                             (3,000,100)               -                 -
                                                           ------------      -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                   2,556,827                -                 -
                                                           ------------      -----------       -----------
NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                              2,556,827                -                 -
                                                           ------------      -----------       -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                          508,044                -                 -

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                             730              730               730
                                                           ------------      -----------       -----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                              $508,774             $730              $730
                                                           ============      ===========       ===========









See Note to Condensed Financial Statements.

                     NOTE TO CONDENSED FINANCIAL STATEMENTS





The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Lincoln Heritage Corporation and subsidiaries.





Schedule III


                                                 Supplementary Insurance Information


                  Deferred
Segment            policy     Future policy   Unearned  Other policy   Premium       Net       Benefits,   Amortization    Other
                 acquisition    benefits,     premiums   claims and    revenue     investment   claims,    of deferred   operating
                    costs     losses, claims              benefits                   income   losses and      policy      expenses
                                 and loss                 payable                             settlement   acquisition
                                 expenses                                                      expenses        costs

Life Insurance:

Year ended
12/31/98         $ 16,881,478 $  152,014,788 $  409,937 $       -0-  $ 41,363,384 $10,638,406 $ 33,087,742 $ 4,600,197  $ 14,541,516

Year ended
12/31/97           12,554,870    130,145,936   304,471          -0-    38,044,470   6,171,215   31,151,251   2,756,243    10,647,318

Year ended
12/31/96           11,149,607     72,854,246   212,449          -0-    33,273,417   3,710,720   24,750,300   2,662,773    10,687,827


------------------------------------------------------------------------------------------------------------------------------------





Schedule IV


                                                             Reinsurance


                                   Gross            Ceded to         Assumed            Net            Percentage
                                  amount              other         from other        amount           of amount
                                                   companies        companies                      assumed to net 1998
Life insurance in-force       $ 234,294,031       $       -0-     $  22,403,847   $ 256,697,878            9%
Premiums                         40,441,151         (290,024)         1,212,257      41,363,384            3

1997
Life insurance in-force       $ 222,623,591       $       -0-     $   4,660,362   $ 227,283,953            2%
Premiums                         34,925,424         (252,784)         3,371,830      38,044,470            9

1996
Life insurance in-force       $ 140,788,664       $       -0-     $  36,096,526   $ 176,885,190           20%
Premiums                         26,918,986         (184,165)         6,538,596      33,273,417           20




                                  EXHIBIT INDEX

Exhibit
Number                                Description

3.1 Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), are hereby incorporated by reference.
3.2 By-laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), are hereby incorporated by reference.
4.1 Form of Stock Certificate for Common Stock, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
4.2 Registration Rights Agreement dated as of April 6, 1998 by and between the Company and National Heritage Enterprises, Inc, filed as Exhibit
          4.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
4.3 Form of Warrant Agreement between the Company and Tejas Securities Group, Inc, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.1      Lincoln  Heritage  Corporation 1998 Long-Term Incentive Plan, filed as
          Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.2 Exclusivity Agreemen dated as of April 1, 1998 by and between the Company and National Prearranged Services, Inc, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.3 Stock Purchase Agreement dated January 26, 1998 by and between Lincoln and NRG Acquisition Partners, L.P, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.4 Award Agreement dated as of August 18, 1998 by and between the Company and Nicholas M. Powling, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.5 Award Agreement dated as of August 18, 1998 by and between the Company and Clifton Mitchell, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.6 Cost Sharing Agreement dated as of March 31, 1997 by and among Memorial, Lincoln and NPS, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.7 Cost Sharing Agreement dated as of June 1, 1998 by and between the Company and NPS, filed as Exhibit 10.7 to the Company's Registration
           Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.8 Award Agreement dated as of August 18, 1998 by and between the Company and Brent D. Cassity, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.9 General Agent Contract dated May 12, 1992 and Addendum dated February 19, 1998 by and between the Company and NPS, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.10 Form of Underwriting Agreement, filed as Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
21.1      Subsidiaries of the Company.
23.1      Consent of Deloitte & Touche LLP
23.2      Consent of Killman, Murrell and Company, P.C.
27.1      Financial Data Schedule (December 31, 1998).