Form 10-Q
period 1999-03-31
LINCOLN HERITAGE CORP
filed 1999-05-18
CIK 1059265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
--------------------------------------------------------------------------------



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No


                                                     Number of shares
           Title of class                   outstanding as of April 19, 1999
-----------------------------------   ------------------------------------------
    Common stock, $0.01 par value                      4,520,200



PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Condensed Financial Statements

                          LINCOLN HERITAGE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                               (Unaudited)
                                                March 31,       December 31,
                                                  1999              1998
                                             ---------------   ---------------

                                     ASSETS

Fixed maturities available-for-sale at
     fair value(amortized cost $72,673,393
     and $68,201,939, respectively)           $  76,748,949    $   65,628,083
Equity securities at fair value
     (cost $5,360,657 and $7,939,451
     respectively)                                4,492,931         7,121,000
Policyholder loans                               18,509,957        17,257,122
Deposits to support hedging transactions            627,270                 -
Cash and cash equivalents                        30,253,667        43,824,537
                                             --------------    --------------
       Total cash and investments               130,632,774       133,830,742



Accrued investment income                           735,377           463,616
Accounts receivable                               2,500,000                 -
Accounts receivable from related party            1,979,577         1,535,926
Funds withheld by ceding company                    526,434           526,434
Deferred policy acquisition costs, net           16,634,568        16,881,478
Fixed assets, net                                 1,258,435         1,218,352
Cost of policies acquired, net                    3,485,757         3,833,659
Goodwill, net                                     1,400,726         1,413,550
Deferred tax assets, net                          2,803,545         3,364,638
Other assets                                      1,136,005         1,004,118
                                             --------------    --------------
       Total                                 $  163,093,198    $  164,072,513
                                             ==============    ==============











                 The accompanying notes are an integral part of
                     these consolidated condensed financial
                                   statements.

                          LINCOLN HERITAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                           (Unaudited)
                                            March 31,               December 31,
                                              1999                      1998
                                         ----------------        ---------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities:
    Future policy benefits                    $  105,582,407   $  104,201,323
    Policyholder deposits                         43,262,991       47,163,465
    Claims and benefits payable                    1,773,135          650,000
    Premiums received in advance                     565,475          409,937
                                              --------------   --------------
       Total policy liabilities                  151,184,008      152,424,725

Income tax payable                                    49,800           49,800
Accounts payable and accrued expenses                278,869          656,089
Accounts payable to related party                    123,257          163,292
Other liabilities                                  1,641,198        1,964,045
                                              --------------   --------------
       Total liabilities                         153,277,132      155,257,951

Shareholders' equity:

Preferred stock  ($.01 par value;
     1,000,000 shares authorized, none issued)      -                       -
Common stock  ($.01 par value; 10,000,000
     shares authorized, 4,520,000 shares
     issued and outstanding)                          45,200           45,200
Additional paid-in capital                         4,734,350        4,734,350
Retained earnings                                  4,864,178        6,273,924
Accumulated other comprehensive income (loss)        172,338       (2,238,912)
                                              --------------   ---------------
       Total shareholders' equity                  9,816,066        8,814,562
                                              --------------   --------------

       Total                                  $  163,093,198   $  164,072,513
                                              ==============   ==============














              The accompanying notes are an integral part of these
                   consolidated condensed financial statements.


                          LINCOLN HERITAGE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                       1999            1998

REVENUES

     Life premiums                               $    9,713,272   $    7,256,760
     Net investment income                            2,798,908        2,252,156
     Realized investment gains(losses), net            (685,123)         450,914
     Other revenue                                       75,286           53,164
                                                 --------------   --------------
       Total revenues                                11,902,343       10,012,994

BENEFITS AND EXPENSES

     Death benefits                                  5,650,925         3,956,769
     Surrender benefits                                316,413            66,131
     Increase in future policy benefits              1,381,085         1,840,030
     Interest paid on policyholder deposits            359,000           527,037
     Commissions                                     4,035,384         2,956,131
     General expenses                                2,086,518         1,512,586
     General expenses reimbursed by related party    (709,446)         (555,757)
     Taxes, licenses and fees                          323,631           167,679
     Amortization of cost of policies purchased        347,902           297,854
     Change in deferred acquisition costs, net        246,910          (637,019)
                                                  ------------    --------------
       Total benefits and expenses                  14,038,322        10,131,441

Income (loss) before federal income taxes           (2,135,979)        (118,447)

Provision (benefit) for income taxes
    Current                                                  -            25,000
    Deferred                                          (726,233)         (34,292)
                                                 --------------   --------------
       Total income taxes                             (726,233)          (9,292)

Net loss                                            (1,409,746)        (109,155)
                                                 ==============  ===============

Basic loss per share                             $       (0.31)   $        (.03)
                                                 ==============   ==============

Diluted loss per share                           $       (0.31)   $        (.03)
                                                 ==============   ==============

Weighted average shares outstanding:

Basic                                                4,520,000         4,000,000
Diluted                                              4,520,000         4,000,000



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements.


                          LINCOLN HERITAGE CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                          Acumulated
                                              Additional   Other
                                     Common    Paid-In  Comprehensive   Retained
                          Total       Stock    Capital    Income        Earnings

Balance,
 December 31, 1998      $8,814,562  $ 45,200  $4,734,350 $(2,238,912) $6,273,924

Comprehensive income,
  net of tax:
 Net loss              (1,409,746)         -          -   (1,409,746)          -

 Change in unrealized
  losses on available
  -for-sale and equity
  securities, net of
  applicable income tax
  benefit of
  $1,242,159           2,411,250           -           -   2,411,250           -
                     -----------

Total comprehensive
  income               1,001,504           -           -        -              -
                     -----------   ---------  ----------  --------   -----------
Balance,
  March 31, 1999      $9,816,066   $ 45,200   $4,734,350  $172,338    $4,864,178
                     ===========   =========  ==========  ========   ===========


Balance
 December 31, 1997   $6,882,711    $ 10,000   $2,075,576  $538,870    $4,258,265


Comprehensive loss,
net of tax:

Net loss              (109,155)          -            -         -      (109,155)

Change in unrealized
 losses on available
 -for-sale and equity
 securities, net of
 applicable income tax
 benefit of
 $859,836            (1,624,304)         -            -   (1,624,304)          -
                     -----------

Total comprehensive
 (loss)              (1,733,459)         -            -           -            -
                     ----------   --------    ---------   -----------  ---------

Balance,
 March 31, 1998     $  5,149,252   $10,000   $2,075,576  $(1,085,434) $4,149,110
                      ==========   ========  ==========  ============  =========



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements.







                          LINCOLN HERITAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                      1999            1998
                                                --------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $   (1,409,746) $     (109,155)
Adjustments to reconcile net income to
cash provided by (used in) operating activities:
   Realized investment gains                          685,123        (450,914)
   Accretion of discount on investments              (127,524)       (149,200)
   Depreciation and amortization                      427,778         350,641
   Deferred income taxes                             (681,067)         61,606
   Changes in operating assets and liabilities
      Accrued investment income                      (271,760)        171,181
      Accounts receivable                          (2,500,000)              -
      Accounts receivable from related party         (483,686)        (69,597)
      Deferred policy acquisition costs                246,910       (637,019)
      Other assets                                   (131,887)       (713,584)
      Future policy benefits and deposit funds     (2,519,390)     (1,825,716)
      Claims and benefits payable                    1,123,135              -
      Premiums received in advance                     155,538         35,434
      Federal income tax payable                             -     (1,950,165)
      Accounts payable and accrued expenses          (377,220)        (42,370)
      Other liabilities                              (322,847)       (139,367)
                                                 --------------- ---------------
Net cash provided (used) by operating activities    (6,186,643)     (5,468,225)
                                                 --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available for sale
     investments                                     22,722,696     55,639,406
Purchase of available for sale investments         (28,746,953)    (86,441,090)
Purchase of fixed assets                              (107,135)              -
Decrease (increase) in policyholder loans issued    (1,252,835)     (3,204,766)
Other, net                                                   -              -
                                                  -------------- --------------
Net cash provided (used) by investing activities    (7,384,227)    (34,006,450
                                                 --------------- --------------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                            (13,570,870)    (39,474,675)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                            43,824,537     62,667,707
                                                  --------------- --------------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                               $ 30,253,667   $  23,193,032
                                                  =============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION
       FEDERAL INCOME TAXES PAID                  $            -  $    1,975,165
                                                  =============== ==============



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements.

NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Lincoln Heritage Corporation (the "Company") and its direct and indirect wholly owned subsidiaries, Memorial Service Life Insurance Company, New Life Insurance Company, and Lincoln Memorial Life Insurance Company. These consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, which differ from statutory accounting practices prescribed or permitted by regulatory authorities. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying consolidated condensed financial statements and notes thereto as of March 31, 1999 are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim consolidated condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1999 and for the three months ended March 31, 1999 and 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2 -- STOCK SPLITS AND EARNINGS PER SHARE

On April 6, 1998, the Company effected a 3.2-for-1 stock split, in the form of a stock dividend, and on August 18, 1998, the Company declared and paid a 25% stock dividend. The earnings per share of the Company for all periods presented have been computed as if these stock splits and dividends occurred at January 1, 1998. The diluted earnings per share is computed using the treasury stock method unless the effect is anti-dilutive.

NOTE 3 -- INVESTMENTS

In the three month period ended March 31, 1999, the Company recognized losses for declines in market value associated with the Company's investment in Autobond Acceptance Corporation ("Autobond"). Management believes that the decline in market value is other than temporary and due to reasons other than market fluctuations. Further, Autobond's auditors have issued a going concern opinion. The Company has not recognized a loss sufficient to bring the Company's investment in Autobond to current market value. However, management is monitoring this situation carefully and the recognition of additional losses may be necessary during the second quarter of 1999.

NOTE 4 -- SUBSEQUENT EVENTS

On April 30, 1999, the Company entered into an agreement to purchase all the outstanding shares of Funeral Security Life Insurance Company ("FSLife") for $5 million. FSLife has approximately $31 million in assets and $30 million in liabilities. The completion of the purchase is subject to regulatory approval and is expected to be accounted for using the purchase method.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The Company is a holding company for operating subsidiaries that consist primarily of life insurance companies. The life insurance companies primarily write policies sold by the Company's affiliate, National Prearranged Services, Inc. ("NPS"), in connection with NPS's sale of prearranged funeral contracts. As a result of the growth in the number of pre-arranged funeral contracts sold by NPS over the past three years, the Company's revenues have increased significantly. The Company's growth also resulted, to a lesser extent, from the 1997 and 1998 acquisitions of a block of life insurance and annuity policies from Woodmen Accident and Life Company (the "Woodmen Block") and World Insurance Company (the "World Block"), respectively.

         The Company's revenues are derived primarily from premiums on insurance policies generated by NPS. In the event of a decline in NPS's preneed sales, the Company's future revenue growth could be impacted if the Company could not replace the NPS sales force with its own or another marketing entity's sales force on a cost-effective or timely basis. Net investment income and realized investment gains also have contributed significantly to total revenues as the Company's invested assets have grown.

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


Results of Operations

         Premium income increased approximately $2.5 million, or 34%, in the three-month period ended March 31, 1999 as compared to the three months ended December 31, 1998. The increase was attributable to higher sales volumes. New policies issued increased significantly for both limited pay and single pay policies.

         Net investment income increased approximately $547,000, or 24%, in the three-month period ended March 31, 1999 as compared to the three months ended December 31, 1998. This increase was attributable to a higher level of invested assets.

         Net realized losses were approximately $685,000 in the three-month period ended March 31, 1999 as compared to realized gains of $425,000 for the three months ended December 31, 1998. The most significant loss was attributed to management's recognition of a decline in market value associated with the Company's investment in Autobond Acceptance Corporation ("Autobond"). Management believes that the decline in market value is other than temporary and due to reasons other than market fluctuations. Further, Autobond's auditors have issued a going concern opinion. The Company has not recognized a loss sufficient to bring the Company's investment in Autobond to current market value. However, management is monitoring this situation carefully and the recognition of additional losses may be necessary during the second quarter of 1999.

         Benefits increased approximately $1.3 million, or 21%, in the three-month period ended March 31, 1999 as compared to the three months ended
December 31, 1998. This increase was due to increases in death benefits and surrender benefits partially offset by a decline in an increase in future policy benefits. The most significant increase in benefits was due to a much greater than anticipated increase in death claims.

         Commissions increased approximately $1.1 million, or 37%, in the three-month period ended March 31, 1999 as compared to the three months ended December 31, 1998. The increase was attributable to higher sales volumes.

         General expenses, net of reimbursements, increased approximately $420,000, or 44%, in the three-month period ended March 31, 1999 as compared to the three months ended December 31, 1998. The increase was attributable to higher policy administration expenses as a result of the increased volume of business from new policies written and acquisitions of blocks of policies, and increased expenses related to acquisition activities and increased regulatory reporting requirements. Such increases in expenses over 1998 produced an infrastructure that the Company believes will support increasing levels of internal revenue growth without the need for expenses to increase at a similar rate.

         The increase in the change in deferred acquisition costs of approximately $884,000 in the three-month ended March 31, 1999 as compared to the three months ended December 31, 1998, was due to higher levels of death claims, policy lapses, and changes in the mix of new business issued.

Liquidity and Capital Resources

         The Company's insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy the Company's obligations. The Company believes that the investment portfolios of its insurance subsidiaries provide sufficient liquidity to meet its operating cash requirements.

         The Company's cash requirements for 1999 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Pursuant to its initial public offering in November 1998, the Company issued 520,000 shares of common stock and realized net proceeds of $2.6 million. The Company believes that interest earned on the net proceeds and anticipated revenue from operations should be adequate for the Company's working capital requirements of its existing business over the next twelve months. In the event that the Company's plans or assumptions change, or if its resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, the Company could be required to seek additional financing prior to that time. On April 30, 1999, the Company entered into an agreement to purchase all the outstanding shares of Funeral Security Life Insurance Company ("FSLife") for $5 million. The purchase is expected to be funded from existing working capital.

         Total cash and investments decreased approximately $3.2 million from $133.8 million at December 31, 1998 to $130.6 million at March 31, 1999. Changes in the separate components of investment assets were due to the portfolio mix of the Company's investment assets and changes in the fair value of balances in actively managed fixed maturity and equity securities.

         Accounts receivable of $2.5 million at March 31, 1999 represents amounts due on proceeds from sales of investments.

         Receivables from related parties increased approximately $444,000 from $1.5 million at December 31, 1998 to $2.0 million at March 31, 1999 due primarily to receivables due under the Company's cost sharing arrangement.

         Cost of policies acquired, net, decreased approximately $348,000 from $3.8 million at December 31, 1998 to $3.5 million at March 31, 1999 due to amortization of costs.

         Policyholder deposits decreased approximately $3.9 million from $47.2 million at December 31, 1998 to $43.3 million at March 31, 1999. Policyholder deposits are comprised primarily of annuities acquired with the Woodmen Block and the World Block. The decrease was due to cancellations of policies and the absence of the issuance of new annuity policies.

         Unpaid claims increased approximately $1.1 million from $650,000 at December 31, 1998 to $1.8 million at March 31, 1999 due primarily to the timing of cash payments.

         Accounts payable and accrued expenses and other liabilities decreased $700,000 from December 31, 1998 to March 31, 1999 due primarily to the timing of cash payments.

         The increase in shareholders' equity for the first three months of 1999 reflects the increase in net unrealized appreciation on securities of $2.4 million partially offset by a net loss from operations of approximately $1.4 million.

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

         Year 2000 Costs

         The Company's total costs of Year 2000 efforts to date and future anticipated costs have not been and are not expected to be material.

         Risks Associated with the Company's Year 2000 Issues

         The Company expects its internal systems to be Year 2000 compliant and believes that the worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Due to the general uncertainty inherent in the Year 2000 problem, the Company cannot predict whether the consequence of Year 2000 failures will have a material adverse effect on the Company's business, financial condition or results of operations. However, based on the Company's assessment of its internal systems, communications with significant vendors and other third parties, the Company does not expect Year 2000 problems to result in a material adverse effect on the Company's financial position, results of operations or cash flows. In the event significant vendors are not Year 2000 compliant, the Company will have backup power supply and internal resources on standby to address Year 2000 problems.

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

         The following factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (iv) changes in the federal income tax laws and regulations which may affect the cost of or demand for the Company's products; (v) increasing competition in the sale of the Company's products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products; (vii) the availability and terms of future acquisitions; (viii) unanticipated events associated with Year 2000 compliance relating to work on development or modification to computer systems and to software, including work performed by suppliers or vendors; and (ix) the risk factors or uncertainties listed in the Company's other filings with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

                  There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

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



                         LINCOLN HERITAGE CORPORATION
                                           (Registrant)



May 17, 1998        By:    /s/ Clifton Mitchell
                         President and Chief Executive Officer
                         (Principal   Financial  and   Accounting Officer)


EXHIBIT INDEX

Ex. No.       Description

   27.1       Financial Data Schedule for the three months ended March 31, 1999.
