Form 10-Q
period 1999-06-30
LINCOLN HERITAGE CORP
filed 1999-08-16
CIK 1059265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 1999
--------------------------------------------------------------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


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




             Title of class of                          Number of shares
               common stock                     outstanding as of  July 31, 1999
----------------------------------------      ----------------------------------
       Common stock, $0.01 par value                       4,524,700

LINCOLN HERITAGE CORPORATION
FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)..............3

          Condensed Consolidated Balance Sheets--June 30, 1999
          (Unaudited) and December 31, 1998....................................3

          Condensed Consolidated Statements of Operations (Unaudited)
          --Three Months and Six Months Ended June 30, 1999 and 1998...........5

          Condensed Consolidated Statements of Shareholders'Equity
          and Comprehensive Income  (Unaudited)--Six Months Ended
          June 30, 1999 and 1998...............................................6

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) --Six Months Ended June 30, 1999 and 1998................7

          Notes to Condensed Consolidated Financial Statements.................8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................9

          Overview.............................................................9

          Results of Operations...............................................10

          Liquidity and Capital Resources.....................................11

          Factors Affecting the Company's Business and Prospects..............12

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...........13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................14

Item 2.   Changes in Securities and Use of Proceeds...........................14

Item 3.   Defaults Upon Senior Securities.....................................14

Item 4.   Submission of Matters to a Vote of Security Holders.................14

Item 5.   Other Information...................................................14

Item 6.   Exhibits and Reports on Form 8-K....................................14

SIGNATURES....................................................................15

EXHIBIT INDEX.................................................................16


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          LINCOLN HERITAGE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                             June 30,              December 31,
                                                               1999                    1998
                                                          ---------------         ---------------

                                     ASSETS

Fixed maturities available-for-sale
     at fair value(amortized cost
     $81,992,903 and $68,201,939)                      $   77,415,954          $   65,628,083
Equity securities at fair value
     (amortized cost $6,634,426 and $7,939,451)             6,014,705               7,121,000
Policyholder loans                                         18,984,120              17,257,122
Cash and cash equivalents                                  24,482,701              43,824,537
                                                        --------------          --------------
       Total cash and investments                         126,897,480             133,830,742

Accrued investment income                                     668,378                 463,616
Accounts receivable from related party                      2,588,582               1,535,926
Funds withheld by ceding company                              533,320                 526,434
Deferred policy acquisition costs, net                     17,859,876              16,881,478
Fixed assets, net                                           1,369,495               1,218,352
Cost of policies acquired, net                              3,070,495               3,833,659
Goodwill, net                                               1,376,528               1,413,550
Deferred tax assets, net                                    4,225,388               3,364,638
Other assets                                                  456,848               1,004,118
                                                        --------------          --------------
       Total                                           $  159,046,390          $  164,072,513
                                                        ==============          ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          LINCOLN HERITAGE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                          (Unaudited)
                                           June 30,               December 31,
                                              1999                   1998
                                        ---------------        ----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities:
    Future policy benefits               $  109,550,547          $  104,201,323
    Policyholder deposits                    39,954,895              47,163,465
    Claims and benefits payable                 500,000                 650,000
    Premiums received in advance                577,232                 409,937
                                         --------------          --------------
       Total policy liabilities             150,582,674             152,424,725

Income tax payable                               35,800                  49,800
Accounts payable and accrued expenses           314,711                 656,089
Accounts payable to related party                86,591                 163,292
Other liabilities                               949,807               1,964,045
                                         --------------          --------------
       Total liabilities                    151,969,583             155,257,951

Shareholders' equity:

Preferred stock  ($.01 par value;
1,000,000 shares authorized,none
issued)                                               -                       -
Common stock  ($.01 par value;
10,000,000 shares authorized,
4,524,700 and 4,520,000 shares
issued and outstanding, respectively)            45,247                  45,200
Additional paid-in capital                    4,913,628               4,734,350
Retained earnings                             5,632,245               6,273,924
Accumulated other comprehensive
loss                                        (3,514,313)             (2,238,912)
                                         ---------------         ---------------
       Total shareholders' equity             7,076,807               8,814,562
                                         ---------------         ---------------

       Total                             $  159,046,390          $  164,072,513
                                         ===============         ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    LINCOLN HERITAGE CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                      1999             1998               1999            1998
                                                 ---------------  --------------    --------------  ---------------

REVENUES

Life premiums                                    $   11,307,182   $  13,476,192     $  21,020,454   $   20,732,952
Net investment income                                 2,355,602       2,580,793         5,154,510        4,832,949
Realized investment gains,net                         1,539,818         617,289           854,695        1,068,203
Other revenue                                            57,222          94,702           132,508          147,866
                                                 --------------   -------------     --------------  ---------------
       Total revenues                                15,259,824      16,768,976        27,162,167       26,781,970

BENEFITS AND EXPENSES

Death benefits                                        3,905,156       4,333,168         9,556,081        8,289,937
Surrender benefits                                      573,103         412,454           889,516          478,585
Increase in future policy benefits                    3,968,140       6,568,018         5,349,225        8,408,048
Interest paid on policyholder deposits                  349,625         255,646           708,625          782,683
Commissions                                           3,807,030       3,979,975         7,842,414        6,936,106
General expenses                                      2,805,694       1,831,179         4,892,212        3,343,763
General expenses reimbursed by related party           (683,294)       (759,275)       (1,392,740)      (1,315,032)
Taxes, licenses and fees                                305,678         250,169           629,309          417,848
Amortization of cost of policies purchased              290,262         275,719           638,164          573,573
Change in deferred acquisition costs, net            (1,225,308)       (512,615)         (978,398)      (1,149,634)
                                                 ---------------  --------------    --------------  ---------------
       Total benefits and expenses                   14,096,086      16,634,438        28,134,408       26,765,877

Income (loss) before federal income taxes             1,163,738         134,538          (972,741)          16,093


Income taxes(benefits)                                  395,671          14,016          (330,562)           4,724
                                                 ---------------  --------------    --------------  ---------------

Net income (loss)                                $      768,067   $     120,522     $    (641,679)  $       11,369
                                                 ===============  ==============    ==============  ===============

Basic earnings (loss) per share                  $         0.17   $        0.03     $       (0.14)  $            -
                                                 ===============  ==============    ==============  ===============

Diluted earnings (loss) per share                $         0.17   $        0.03     $       (0.14)  $            -
                                                 ===============  ==============    ==============  ===============

Weighted average shares outstanding:

Basic                                                 4,522,332       4,000,000         4,521,167        4,000,000
Diluted                                               4,571,787       4,000,000         4,521,167        4,000,000

         The accompaning notes are an integral part of these condensed consolidated financial statements.

                                                    LINCOLN HERITAGE CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME

                                                             (UNAUDITED)

                                                                                              Accumulated
                                                                             Additional          Other
                                                             Common            Paid-In       Comprehensive      Retained
                                             Total            Stock            Capital           (loss)         Earnings

Balance, December 31, 1998              $  8,814,562      $     45,200     $  4,734,350      $ (2,238,912)    $  6,273,924


Comprehensive loss, net of tax:

       Net loss                             (641,679)                -                -                 -         (641,679)
       Change in unrealized losses on
       available for sale and equity
       securities, net of applicable
       income tax benefit of $657,028     (1,275,401)                -                -        (1,275,401)               -
                                        -------------

       Total comprehensive (loss)         (1,917,080)                -                -                 -                -
                                        -------------

Issuance of shares for stock options          17,625                47           17,578                 -                -


Effect of stock options granted
under stock option plans, net of
applicable income tax effect of
$83,300                                      161,700                 -          161,700                 -
                                        -------------     -------------    -------------     -------------    -------------



Balance, June 30, 1999                  $  7,076,807      $     45,247     $  4,913,628      $ (3,514,313)    $  5,632,245
                                        =============     =============    =============     ==============   =============


Balance December 31, 1997               $  6,882,711      $     10,000     $  2,075,576      $     538,870    $  4,258,265


Comprehensive income, net of tax:

       Net income                             11,369                 -                -                 -           11,369
       Change in unrealized losses on
       available for sale and equity
       securities, net of applicable
       income tax benefit of $483,313       (938,197)                -                -          (938,197)               -
                                        -------------

       Total comprehensive (loss)           (926,828)                -                -                 -                -
                                        -------------

Transfer to common stock in
connection with stock split and
stock dividend                                     -            30,000          (30,000)                -                -

Effect of stock options granted under
stock option plan, net of applicable
income tax effect of $35,276                  68,479                 -           68,479                 -                -


Balance, June 30, 1998                  $  6,024,362      $     40,000     $  2,114,055      $   (399,327)    $  4,269,634
                                        =============     =============    =============     =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    LINCOLN HERITAGE CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                             (UNAUDITED)


                                                                            1999                    1998
                                                                      ---------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss)                                              $     (641,679)         $        11,369
       Adjustments to reconcile net income to cash provided
       by (used in) operating activities:
              Realized investment gains                                     (854,695)              (1,068,203)
              Accretion of discount on investments                          (240,255)                (671,705)
              Depreciation and amortization                                  812,685                  683,513
              Deferred income taxes                                         (287,022)              (1,246,303)
              Stock options                                                  245,000                  103,755
              Accrued investment income                                     (204,762)                (150,902)
              Accounts receivable from related parties                    (1,052,656)                 (81,493)
              Funds withheld by ceding company                                (6,886)                       -
              Deferred acquisition costs                                    (978,398)              (1,149,634)
              Other assets                                                   672,270               (1,187,837)
              Future policy benefits and deposit funds                    (1,859,346)                (403,973)
              Claims and benefits payable                                   (150,000)                (300,000)
              Premiums received in advance                                   167,295                   36,695
              Federal income tax payable                                     (14,000)              (1,975,165)
              Accounts payable and accrued expenses                         (341,378)                (135,503)
              Accounts payable to related party                              (76,701)                 (17,090)
              Other liabilities                                           (1,014,238)                 218,596
                                                                      ---------------         ----------------
                  Net cash used in operating activities                   (5,824,766)              (7,333,880)
                                                                      ---------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sales of available-for-sale investments              44,719,113              257,160,881
       Purchases of available-for-sale investments                       (56,238,168)            (252,567,521)
       Policyholder loans, net                                            (1,726,998)              (3,640,600)
       Purchase of fixed assets                                             (288,642)                 (67,825)
       Acquisition of subsidiary                                                   -               (5,041,514)
                                                                      ---------------         ----------------
                  Net cash used in investing activities                  (13,534,695)              (4,156,579)
                                                                      ---------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Issuance of shares for stock options                                   17,625                        -
                                                                      ---------------         ----------------
   Net cash provided by financing activities                                  17,625                        -
                                                                      ---------------         ----------------

NET DECREASE IN CASH AND                                                (19,341,836)              (11,490,459)
       CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            43,824,537               62,667,707
                                                                      --------------          ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    24,482,701         $    51,177,248
                                                                      ===============         ================

SUPPLEMENTAL CASH FLOW INFORMATION
       FEDERAL INCOME TAXES PAID                                      $       14,000          $     1,975,165
                                                                      ===============         ================

         The accompanying notes are an integral part of these condensed consolidated fiancial statements.

                          LINCOLN HERITAGE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lincoln Heritage Corporation (the "Company") and its direct and indirect wholly owned subsidiaries: Memorial Service Life Insurance Company, New Life Insurance Company, and Lincoln Memorial Life Insurance Company. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, which differ from statutory accounting practices prescribed or permitted by regulatory authorities. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

     The accompanying condensed consolidated financial statements and notes thereto as of June 30, 1999 are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission for the year ended December 31, 1998. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 respectively. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3 -- INVESTMENTS

     In the six month period ended June 30, 1999, the Company recognized losses for declines in market value associated with the Company's investment in Autobond Acceptance Corporation ("Autobond"). Management believes that the decline in market value is other than temporary and due to reasons other than market fluctuations and has recognized losses of $974,000 and $2.6 million for the three and six months ended June 30, 1999, respectively. These recognized losses bring Autobond to current market value as of June 30, 1999.

         The amortized cost and estimated fair value of fixed maturity and equity securities available-for-sale as of June 30, 1999, are as follows:

                                                                 Gross              Gross              Estimated
                                              Amortized        Unrealized         Unrealized              Fair
                                                 Cost            Gains             Losses                 Value
Fixed maturity securities
   Corporate bonds                          $   12,590,664    $     372,118     $    (466,925)      $   12,495,857
   Mortgage backed securities                   53,010,284           16,879        (3,245,313)          49,781,850
   U.S. government                              16,391,955          160,141        (1,413,850)          15,138,246
                                            --------------    -------------     --------------      --------------
     Total fixed maturity securities            81,992,903          549,138        (5,126,088)          77,415,954


Equity securities                                6,634,426                -          (619,720)           6,014,705
                                            --------------    -------------     --------------      --------------


     Total                                  $   88,627,329 $        549,138     $  (5,745,808)      $   83,430,659
                                            ==============    =============     ==============      ==============

NOTE 4 -- PROPOSED ACQUISITION; SUBSEQUENT EVENTS

On April 30, 1999,the Company entered into an agreement to purchase all the out-standing shares of Funeral Security Life Insurance Company ("FSLife") for $5 million. FSLife has approximately $31 million in assets and $30 million in liab-ilities. The completion of the purchase is subject to regulatory approval and is expected to be accounted for using the purchase method.

Effective July 23, 1999, the Company entered into an agreement to sell its insurance subsidiary, New Life Insurance Company ("New Life") for approximately $5 million. The completion of the sale is subject to regulatory approval. Since all of the business of New Life is reinsured by another of the Company's insurance subsidiaries, the sale of New Life is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

         The Company's insurance subsidiaries are subject to a high degree of regulation from various state insurance administrators. Such regulation governs (among other things): investment policies; financial reporting; capital adequacy; terms of policies; and the ability of the Company's subsidiaries to pay dividends and management fees to the Company. In addition, NPS's activities in selling prearranged funeral contracts are highly regulated in the states in which NPS does business. These regulatory aspects and future changes therein could materially affect the Company's financial position, results of operations or cash flows.

         The Company's strategy is to increase shareholder value by growing its insurance business through: (i) selected acquisitions of life insurance companies and in-force life insurance policies and annuities; and (ii) increases in life insurance policies arising out of prearranged funeral contracts sold by NPS. The Company's ability to acquire such companies and policies will be dependent upon (among other things) its ability to identify, negotiate and complete transactions of favorable values, arrange necessary financing and integrate and manage the acquisitions, including preserving customer relationships. There can be no assurance that the Company will successfully execute its strategy.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 1999 and 1998

         Premium income decreased approximately $2.2 million and increased approximately $288,000, or 16% and 1%, in the three-month and six-month periods ended June 30, 1999, respectively, compared to the corresponding periods of 1998. The decrease for the three-month period reflected a shift in the relative proportion of policies from single pay to limited pay policies. The increase for the six-month period reflected higher overall volume of new policies issued for both limited pay and single pay policies for the six-month period ended June 30, 1999 compared to the six-month period ended June 30, 1998.

         Net investment income decreased approximately $225,000 and increased approximately $322,000, or 9% and 7%, in the three-month and six-month periods ended June 30,1999, respectively, compared to the corresponding periods of 1998. The decrease in the three-month period was due to changes in the portfolio mix of investments away from high yield bonds to a greater investment in convertible bonds. The increase for the six-month period was attributable to a higher level of invested assets over the comparable period in 1998 due to the purchase of a block of life and annuity policies in April 1998.

     Net  realized  gains   increased   approximately   $923,000  and  decreased
approximately $214,000, or 149% and 20%, in the three-month and six-month periods ended June 30, 1999, respectively, versus the corresponding periods of 1998. Gains were recognized in the three-month and six-month periods ended June 30, 1999 due to the higher levels of invested assets and changes in the portfolio mix of investments discussed above. However, these gains were offset by losses of approximately $974,000 and $2.6 million for the three-month and six-month periods ended June 30, 1999, respectively, reflecting management's recognition of a decline in market value associated with the Company's investment in Autobond. Management believes that the decline was other than temporary and due to reasons other than market fluctuations and has recognized losses sufficient to reduce the Company's investment in Autobond to current market value as of June 30, 1999.

         Benefits decreased approximately $2.9 million and $1.4 million, or 25% and 8%, in the three-month and six-month periods ended June 30, 1999, respectively, compared to the corresponding periods of 1998. The decrease for the three-month period reflected a return to normal mortality experience when compared to the elevated level of death claims experienced during the first quarter of 1999.The decrease for the six-month period was offset by higher over-all volume of new policies issued and a greater than anticipated increase in death claims during the first quarter of 1999.

         Commissions decreased approximately $173,000 and increased $906,000, or 4% and 13%, in the three-month and six-month periods ended June 30, 1999, respectively, compared to the corresponding periods of 1998. These changes were attributable to higher sales volumes and changes in the mix of policies sold.
     General expenses, net of expenses reimbursed, increased approximately $1.1 million and $1.5 million, or 98% and 73%, in the three-month and six-month periods ended June 30, 1999, respectively, compared to the corresponding periods of 1998. These increases were attributable to higher administrative expenses as a result of increased sales volumes, support for increased levels of acquisition activities and regulatory reporting requirements, and the forfeiture of deposits and other expenses associated with the Company's withdrawal of its proposal to acquire Harbourton Reassurance, Inc.

         The change in deferred acquisition costs decreased approximately $713,000 and increased $171,000 for the three-month and six-month periods ended June 30, 1999, respectively, compared to the corresponding periods of 1998. The decrease for the three-month period was due to the capitalization of the costs of acquiring new business at a higher rate than the amortization of such costs due to a higher volume of limited pay policies. The increase for the six-month period was due to higher volume of business and higher levels of death claims and policy lapses.

Liquidity and Capital Resources

         The Company's insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy the Company's obligations. The Company believes that the investment portfolios of its insurance subsidiaries provide sufficient liquidity to meet its operating cash requirements.

     The Company's cash requirements for 1999 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Pursuant to its initial public offering in November 1998, the Company issued 520,000 shares of common stock and realized net proceeds of $2.6 million. The Company believes that interest earned on the net proceeds and anticipated revenue from operations should be adequate for the Company's working capital requirements of its existing business over the next twelve months. In the event that the Company's plans or assumptions change, or if its resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, the Company could be required to seek additional financing prior to that time. On April 30, 1999, the Company entered into an agreement to purchase all the outstanding shares of Funeral Security Life Insurance Company ("FSLife") for $5 million. The purchase is expected to be funded from existing working capital. Effective July 23, 1999 the Company entered into an agreement to sell its insurance subsidiary, New Life for approximately $5 million. The Company expects to realize net proceeds of approximately $700,000 from the sale of New Life.

         Total cash and investments decreased approximately $6.9 million from $133.8 million at December 31, 1998 to $126.9 million at June 30, 1999. Changes in the separate components of investment assets were due to the portfolio mix of the Company's investment assets and changes in the fair value of actively managed fixed maturity and equity securities.

         Receivables from related parties increased approximately $1.1 million from $1.5 million at December 31, 1998 to $2.6 million at June 30, 1999 due primarily to receivables due under the Company's cost sharing arrangement.

         Cost of policies acquired, net, decreased approximately $763,000 from $3.8 million at December 31, 1998 to $3.1 million at June 30, 1999 due to amortization of costs.

         Other assets decreased approximately $547,000 from $1.0 million at December 31, 1998 to $457,000 at June 30, 1999 due to the forfeiture of deposits and other expenses associated with the Company's withdrawal of its proposal to acquire Harbourton Reassurance, Inc.

         Policyholder deposits decreased approximately $7.2 million from $47.2 million at December 31, 1998 to $40.0 million at June 30, 1999. Policyholder deposits are comprised primarily of blocks of annuities acquired in prior years. The decrease was due primarily to surrenders of policies and the absence of the issuance of new annuity policies.

         Other liabilities decreased approximately $1.0 million from $2.0 million at December 31, 1998 to 1.0 million at June 30, 1999 due primarily to the application of unapplied customer payments to policies.

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

         Risks Associated with the Company's Year 2000 Issues

         The Company expects its internal systems to be Year 2000 compliant and believes that the worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Due to the general uncertainty inherent in the Year 2000 problem, the Company cannot predict whether the consequence of Year 2000 failures will have a material adverse effect on the Company's business, financial condition or results of operations. However, based on the Company's assessment of its internal systems, communications with significant vendors and other third parties, the Company does not expect Year 2000 problems to result in a material adverse effect on the Company's financial position, results of operations or cash flows. In the event significant vendors are not Year 2000 compliant, the Company will have a backup power supply and internal resources to address Year 2000 problems.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31,1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on May 20, 1999. Of 4,520,200 shares issued, outstanding and eligible to be voted at the meeting, holders of 4,502,625 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the security holders at the meeting.

     Election of Class I Directors. The only matter submitted was the election of two Class I director nominees to the Board of Directors, each to continue in office until the year 2002. Upon tabulation of the votes cast, it was determined that both director nominees had been elected. The voting results are set forth below:
                                  Against or         Broker
      Name            For          Withheld         Non-votes        Abstentions
  Paul J. Gallant    4,502,125          500               -                 -
  Clifton Mitchell   4,502,125          500               -                 -

         Because the Company has a staggered Board, the term of office of the following named Class II and Class III directors, who were not up for election at the 1999 annual meeting, continued after the meeting:

         Class II (to continue in office until 2000)
                  Randall K. Sutton
                  Mark A. Turken

         Class III (to continue in office until 2001)
                  Brent D. Cassity
                  Howard A. Wittner

     Effective June 28, 1999, Mark A. Turken resigned from the Board of Directors. The Company is in the process of selecting a replacement director and anticipates that this process will be completed by the end of August, 1999.



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



                                   LINCOLN HERITAGE CORPORATION
                                           (Registrant)


August 16, 1999                    By:    /s/ Clifton Mitchell
                                    President and Chief Executive Officer
                                    (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX

Ex. No.          Description

   27.1          Financial Data Schedule for the six months ended June 30, 1999.