Form 10-Q
period 1999-09-30
LINCOLN HERITAGE CORP
filed 1999-11-15
CIK 1059265

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                      FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 1999

                                   OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_|No





              Title of class of                           Number of shares
                common stock                outstanding as of  October 31, 1999
        Common stock, $0.01 par value                    4,532,134

LINCOLN HERITAGE CORPORATION
FORM 10-Q
                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).. .............3

        Condensed Consolidated Balance Sheets September 30, 1999 (Unaudited)
        and December 31, 1998..................................................3

        Condensed Consolidated Statements of Operations (Unaudited)Three Months
        and Nine Months Ended September 30, 1999 and 1998......................5

        Condensed Consolidated Statements of Shareholders Equity
        and Comprehensive Income (Unaudited) Nine Months Ended
        September 30, 1999 and 1998............................................6

        Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months
        Ended September 30, 1999 and 1998........ .............................7

        Notes to Condensed Consolidated Financial Statements...................8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation..............................................10

        Overview..............................................................10

        Results of Operations.................................................10

        Liquidity and Capital Resources.......................................11

        Factors Affecting the Company's Business and Prospects................13

Item 3. Quantitative and Qualitative Disclosure About Market Risk.............15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 3.  Defaults Upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

EXHIBIT INDEX.................................................................18


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                LINCOLN HERITAGE CORPORATION

                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                            (Unaudited)
                                           September 30,           December 31,
                                               1999                    1998
                                         ---------------         ---------------

                                 ASSETS

Fixed maturities available-for-sale
  at fair value (amortized cost
  $80,186,103 and $68,201,939,respectively) $  71,076,038         $   65,628,083
Equity securities at fair value
  (amortized cost $6,687,997
   and $7,939,451, respectively)               5,216,974               7,121,000
Policyholder loans                            21,973,465              17,257,122
Cash and cash equivalents                     25,695,254              43,824,537
                                          --------------          --------------
       Total cash and investments            123,961,731             133,830,742

Accrued investment income                        658,919                 463,616
Accounts receivable from related party         1,993,625               1,535,926
Funds withheld by ceding company                 534,362                 526,434
Deferred policy acquisition costs, net        19,750,731              16,881,478
Fixed assets, net                              1,447,980               1,218,352
Cost of policies acquired, net                 3,050,297               3,833,659
Goodwill, net                                  1,358,017               1,413,550
Deferred tax assets, net                       6,037,392               3,364,638
Other assets                                     702,995               1,004,118
                                          --------------          --------------
       Total                              $  159,496,049          $  164,072,513
                                          ==============          ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             LINCOLN HERITAGE CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)


                                           (Unaudited)
                                          September 30,             December 31,
                                               1999                      1998
                                        ----------------        ----------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Policy liabilities:
    Future policy benefits                $  114,331,574          $  104,201,323
    Policyholder deposits                     39,287,982              47,163,465
    Claims and benefits payable                  500,000                 650,000
    Premiums received in advance                 739,079                 409,937
                                          --------------          --------------
       Total policy liabilities              154,858,635             152,424,725

Income tax payable                                35,800                  49,800
Accounts payable and accrued expenses            280,624                 656,089
Accounts payable to related party                      -                 163,292
Other liabilities                              1,148,322               1,964,045
                                          --------------          --------------
       Total liabilities                     156,323,381             155,257,951

Shareholders' equity:

Preferred stock($.01 par value;
1,000,000 shares authorized,
none issued)                                            -                      -
Common stock  ($.01 par value; 10,000,000
shares authorized, 4,532,134
and 4,520,000 shares issued
and outstanding,respectively)                     45,321                  45,200
Additional paid-in capital                     4,977,732               4,734,350
Retained earnings                              5,214,474               6,273,924
Accumulated other comprehensive loss         (7,064,859)             (2,238,912)
                                         ---------------         ---------------
       Total shareholders' equity              3,172,668               8,814,562
                                          --------------          --------------

       Total                              $  159,496,049          $  164,072,513
                                          ==============          ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             LINCOLN HERITAGE CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                      1999             1998               1999            1998
                                                                  C>

REVENUES

Life premiums                                    $   12,337,243   $   10,897,591    $  33,357,696    $   31,630,543
Net investment income                                 2,372,410        2,840,302        7,526,920         7,673,251
Realized investment gains (losses), net                (701,693)         442,905          153,002         1,511,108
Other revenue                                            40,674           65,065          173,182           212,931
                                                 --------------   --------------    -------------    --------------
       Total revenues                                14,048,634       14,245,863       41,210,800        41,027,833

BENEFITS AND EXPENSES

Death benefits                                        3,953,820        4,045,996       13,509,901        12,335,933
Surrender benefits                                      114,469        1,088,746        1,003,985         1,567,331
Increase in future policy benefits                    4,781,027        3,974,317       10,130,252        12,382,365
Interest paid on policyholder deposits                  853,317          685,143        1,561,942         1,467,826
Commissions                                           4,913,278        4,875,589       12,755,692        11,811,695
General expenses                                      2,290,050        1,814,236        7,182,262         5,158,001
General expenses reimbursed by related party           (671,173)        (751,854)      (2,063,913)       (2,066,886)
Taxes, licenses and fees                                102,274          243,620          731,583           661,468
Amortization of cost of policies purchased               20,198           49,430          658,362           623,003
Change in deferred acquisition costs, net            (1,890,855)      (1,057,320)      (2,869,253)       (2,206,954)
                                                 ---------------  ---------------   --------------   ---------------
       Total benefits and expenses                   14,466,405       14,967,903       42,600,813        41,733,782

Loss before federal income taxes                       (417,771)        (722,040)      (1,390,013)         (705,949)


Income tax benefit                                            -         (208,743)        (330,563)         (204,019)
                                                 --------------   ---------------   --------------   ---------------

Net loss                                         $     (417,771)  $     (513,297)   $  (1,059,450)   $     (501,930)
                                                 ===============  ===============   ==============   ===============

Basic loss per share                             $        (0.09) $         (0.13)  $        (0.23)   $        (0.13)
                                                 ==============  ================  ==============    ===============

Diluted loss per share                           $        (0.09) $         (0.13)  $        (0.23)   $        (0.13)
                                                 ==============  ================  ==============    ===============

Weighted average shares outstanding:

Basic                                                 4,523,474        4,000,000        4,523,474         4,000,000
Diluted                                               4,523,474        4,000,000        4,523,474         4,000,000


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          LINCOLN HERITAGE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                              Accumulated
                                                                             Additional          Other
                                                             Common           Paid-In       Comprehensive       Retained
                                             Total            Stock           Capital           Loss            Earnings

Balance, December 31, 1998              $   8,814,562     $      45,200    $   4,734,350     $  (2,238,912)   $   6,273,924


Comprehensive loss, net of tax:

     Net loss                              (1,059,450)                -                -                 -       (1,059,450)
     Change in unrealized losses on
         available-for-sale and equity
         securities, net of applicable
         income tax benefit of $2,486,094  (4,825,947)                -                -        (4,825,947)               -

     Total comprehensive loss              (5,885,397)                -                -                 -                -
                                        --------------

Issuance of shares for stock options           45,503               121           45,382

Effect of stock options granted under stock
     option plans, net of applicable income
     tax effect of $102,000                   198,000                 -          198,000                 -                -
                                         -------------     -------------    ------------    --------------     ------------



Balance, September 30, 1999             $   3,172,668     $      45,321    $   4,977,732     $  (7,064,859)      $5,214,474
                                        =============     =============    =============     ==============      ==========


Balance, December 31, 1997               $  6,882,711     $      10,000    $   2,075,576     $     538,870    $   4,258,265


Comprehensive income, net of tax:

     Net loss                                (501,930)                -                -                 -         (501,930)
     Change in unrealized losses on
         available-for-sale and equity
         securities, net of applicable
         income tax benefit of $1,052,823  (2,043,715)                -                -        (2,043,715)               -
                                           ------------


     Total comprehensive loss              (2,545,645)                -                -                 -                -
                                            -----------

Transfer to common stock in
     connection with stock split and
     stock dividend                                 -            30,000          (30,000)                -                -

Effect of stock options granted under stock
     option plan, net of applicable income
     tax effect of $58,500                    113,560                 -          113,560                 -                -
                                        -------------     -------------    -------------     -------------    -------------

Balance, September 30, 1998             $   4,450,626     $      40,000    $   2,159,136     $  (1,504,845)   $  3,756,335
                                        =============     =============    =============     ==============  =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  LINCOLN HERITAGE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                              1999                     1998
                                         -------------             -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $  (1,059,450)           $    (501,930)
  Adjustments to reconcile net income to cash
  used in operating activities:
     Realized investment gains                (153,001)              (1,511,108)
     Accretion of discount on investments     (265,077)              (1,170,911)
     Depreciation and amortization             926,630                  809,440
     Deferred income taxes                    (321,060)                (163,096)
     Stock options                             300,000                  172,060
     Accrued investment income                (195,303)                 (74,344)
     Accounts receivable from related parties (457,699)              (1,272,522)
     Funds withheld by ceding company           (7,928)                      -
     Deferred acquisition costs             (2,869,253)              (2,206,954)
     Other assets                              301,123                 (810,946)
     Future policy benefits and
     deposit funds                           2,254,768                3,333,775
     Claims and benefits payable              (150,000)                (300,000)
     Premiums received in advance              329,142                   32,117
     Federal income tax payable                (14,000)              (1,975,165)
     Accounts payable and accrued expenses    (375,465)                 (16,223)
     Accounts payable to related party        (163,292)                 162,327
     Other liabilities                        (690,723)               (122,570)
                                         --------------           --------------
      Net cash used in
          operating activities              (2,610,588)             (5,616,050)
                                         --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sales of
       available-for-sale investments       53,429,486              223,824,091
     Purchases of available
       -for-sale investments               (63,513,214)            (230,933,520)
     Policyholder loans, net                (4,716,343)              (3,559,578)
     Purchase of fixed assets                 (442,363)                (607,593)
     Acquisition of subsidiary                       -               (5,066,809)
     Other, net                               (321,764)                (897,133)
                                       ----------------        ----------------
      Net cash used
          in investing activities          (15,564,198)            (17,240,542)
                                       ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of shares for
          stock options                         45,503                        -
                                          -------------            -------------
     Net cash provided by
          financing activities                  45,503                        -
                                          -------------            -------------

NET DECREASE IN CASH AND                    (18,129,283)            (22,856,592)
     CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                     43,824,537               62,667,707
                                          -------------            -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $  25,695,254           $  39,811,115
                                          =============           =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Federal income taxes paid            $         -             $   1,975,165
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

     The accompanying condensed consolidated financial statements and notes thereto as of September 30, 1999 are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission for the year ended December 31, 1998. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, respectively. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3 -- INVESTMENTS

     In the nine-month period ended September 30, 1999, the Company recognized losses for declines in market value associated with the Company's investment in Autobond Acceptance Corporation ("Autobond"). Management believes that the decline in market value is other than temporary and due to reasons other than market fluctuations and has recognized losses of $578,000 and $3.2 million for the three-month and nine-month periods ended September 30, 1999, respectively. These recognized losses reduce the Company's total investment in Autobond to $98,000 as of September 30, 1999.

                          LINCOLN HERITAGE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The amortized cost and estimated fair value of fixed maturity and equity securities available-for-sale as of September 30, 1999 were as follows:

                                          Gross         Gross        Estimated
                          Amortized     Unrealized    Unrealized        Fair
                           Cost           Gains        Losses           Value

Fixed maturity securities:
    Corporate bonds       $ 15,035,512   $ 191,075  $(1,367,906)   $ 13,858,681
    Mortgage backed
      securities            48,755,173      72,493   (6,483,011)     42,344,655
    U.S. Government         16,395,418     118,653   (1,641,369)     14,872,702
                          ------------   ---------  ------------   -------------
 Total fixed maturity
      securities            80,186,103     382,221   (9,492,286)     71,076,038

Equity securities            6,687,997     86,935    (1,557,958)      5,216,974
                           -----------   ----------  ------------   ------------

       Total              $ 86,874,100   $ 469,156  $(11,050,244)   $ 76,293,012
                          ============   ========== ==============  ============


NOTE 4 --SUBSEQUENT EVENTS

     On October 15, 1999, the Company purchased all of the outstanding shares of capital stock of Funeral Security Life Insurance Company ("FSLife") for $5.0 million. As of such date, FSLife had approximately $31 million in assets and $30 million in liabilities. The acquisition will be accounted for using the purchase method.

     On October  28,  1999,  the  Company  completed  the sale of its  insurance subsidiary, New Life Insurance Company ("New Life") for approximately $5 million. Since all of the business of New Life is reinsured by another of the Company's insurance subsidiaries, the sale of New Life is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     The  Company's  strategy  is to increase  shareholder  value by growing its insurance business through: (i) selected acquisitions of life insurance companies and in-force life insurance policies and annuities; and (ii) increases in life insurance policies arising out of prearranged funeral contracts sold by NPS. The Company's ability to acquire such companies and policies will be dependent upon (among other things) its ability to identify, negotiate and complete transactions of favorable terms, arrange necessary financing and integrate and manage the acquisitions, including preserving customer relationships. There can be no assurance that the Company will successfully execute its strategy

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1999 and 1998

     Premium income increased approximately $1.4 million and $1.7 million, or 13% and 5%, in the three-month and nine-month periods ended September 30, 1999, respectively, compared to the corresponding periods of 1998. The increase for the three-month and nine-month periods reflected higher overall volume of new policies issued for both limited pay and single pay policies compared to corresponding periods in 1998.

     Net investment income decreased approximately $468,000 and $146,000, or 16% and 2%, in the three-month and nine-month periods ended September 30, 1999, respectively, compared to the corresponding periods of 1998. The decrease in the three-month period was due to changes in the portfolio mix of investments away from high yield bonds to more convertible bonds.

     Net realized investment gains decreased approximately $1.1 million and $1.4 million, or 258% and 90%, in the three-month and nine-month periods ended September 30, 1999, respectively, versus the corresponding periods of 1998. Losses of approximately $574,000 and $3.2 million were incurred for the three-month and nine-month periods ended September 30, 1999, respectively, reflecting management's recognition of a decline in market value associated with the Company's investment in Autobond. Management believes that the decline was other than temporary and due to reasons other than market fluctuations and has recognized losses sufficient to reduce the Company's investment in Autobond to its current market value of $98,000 as of September 30, 1999.

     Benefits increased approximately $91,000 and decreased $1.5 million, or less than 1% and 6%, in the three-month and nine-month periods ended September 30, 1999, respectively, compared to the corresponding periods of 1998. The decrease in the nine-month period was due to higher overall volume of new policies issued during the nine-month period ended September 30, 1999.

     Commissions increased approximately $38,000 and $944,000, or 1% and 8%, in the three-month and nine-month periods ended September 30, 1999, respectively, compared to the corresponding periods of 1998. These changes were attributable to higher sales volumes and mix of policies sold.

     General expenses, net of expenses reimbursed, increased approximately $556,000 and $2.0 million, or 52% and 66%, in the three-month and nine-month periods ended September 30, 1999, respectively, compared to the corresponding periods of 1998. These increases were attributable to higher administrative expenses as a result of increased sales volumes, support for increased levels of acquisition activities and regulatory reporting requirements, and approximately $330,000 related to the forfeiture of deposits and other expenses associated with the Company's withdrawal of its proposal to acquire Harbourton Reassurance, Inc.

     The change in deferred acquisition costs increased approximately $834,000 and $662,000 for the three-month and nine-month periods ended September 30, 1999, respectively, compared to the corresponding periods of 1998. The increase for the three-month and nine-month periods was due to higher rates of capitalization of the costs of acquiring new business due to higher volume of new business.

Liquidity and Capital Resources

     The Company's insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy the Company's obligations. The Company believes that the investment portfolios of its insurance subsidiaries provide sufficient liquidity to meet its operating cash requirements.

         The Company's cash requirements for 1999 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. The Company believes that anticipated revenue from operations should be adequate for the Company's working capital requirements of its existing business over the next twelve months. In the event that the Company's plans or assumptions change, or if its resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, the Company could be required to seek additional financing prior to that time. On October 15, 1999, the Company completed its acquisition of all the outstanding shares of Funeral Security Life Insurance Company ("FSLife") for $5 million. The purchase was funded from existing working capital. On October 28, 1999 the Company sold its insurance subsidiary, New Life, for approximately $5 million and realized net proceeds of approximately $1.4 million over the net assets sold.

         Total cash and investments decreased approximately $9.9 million from $133.8 million at December 31, 1998 to $124.0 million at September 30, 1999. Changes in the separate components of investment assets were due to the portfolio mix of the Company's investment assets and changes in the fair value of actively managed fixed maturity and equity securities.

         Receivables from related parties increased approximately $458,000 from $1.5 million at December 31, 1998 to $1.9 million at September 30, 1999 due primarily to premiums on new business.

     Deferred policy acquisition costs, net increased approximately $2.9 million from $16.9 million at December 31, 1998 to $19.8 million at September 30, 1999 due primarily to increases in new policies issued and in-force.

         Cost of policies acquired, net, decreased approximately $783,000 from $3.8 million at December 31, 1998 to $3.0 million at September 30, 1999 due to amortization of costs.

         Deferred taxes, net increased $2.6 million from $3.4 million at December 31, 1998 to $6.0 million due to primarily to deferred taxes on unrealized losses on investments.

         Other assets decreased approximately $301,000 from $1.0 million at December 31, 1998 to $703,000 at September 30, 1999 due to the forfeiture of deposits and other expenses associated with the Company's withdrawal of it proposal to acquire Harbourton Reassurance, Inc.

         Policyholder deposits decreased approximately $7.9 million from $47.2 million at December 31, 1998 to $39.3 million at September 30, 1999. Policyholder deposits are comprised primarily of blocks of annuities acquired in prior years. The decrease was due primarily to surrenders of policies and the absence of the issuance of new annuity policies.

         Other liabilities decreased approximately $816,000 from $2.0 million at December 31, 1998 to $1.1 million at September 30, 1999 due primarily to the application of unapplied customer payments to policies.

Factors Affecting the Company's Business and Prospects

Seasonality

         Historically, the Company's revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including a higher mortality rate of the Company's insureds during the winter months.


Interest Rate Changes

         The Company's investment portfolio primarily consists of fixed income investments. Available-for-sale investments are recorded at fair market value with an offsetting adjustment for the unrealized investment gains and losses to shareholders' equity. As a result of rising interest rates during the past year, the Company has experienced declines in the market value of its overall investment balances and shareholders' equity. However, the investment yields on the Company's existing fixed income investments are not affected for changes in market interest rates. Similarly, the capital adequacy of the Company's insurance subsidiaries for regulatory purposes is not affected by the changes in market values of the fixed income portfolios. Consistent with its investment strategy, the Company holds its investments in fixed income securities until maturity or sells such investments when deemed advantageous, including to pursue opportunities for investment gains.

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

         Additionally, the Company may not be successful in identifying, acquiring, and integrating possible acquisitions, implementing improved management and accounting information systems and controls, and may be dependent upon additional capital for future growth. There may be other risks and uncertainties that management is not able to predict.

         When used in this report, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

         Lincoln   Heritage   Corporation  is  an  insurance   holding   company
headquartered in Austin, TX, and is not affiliated in any way with Lincoln Heritage Life Insurance Company headquartered in Phoenix, AZ.

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



                                         LINCOLN HERITAGE CORPORATION
                                                 (Registrant)


 November 15, 1999                  By:          /s/ Clifton Mitchell
                                        President and Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Ex. No.   Description

27.1      Financial Data Schedule for the Nine Months ended September 30, 1999.