Form 10-K
period 1999-12-31
LINCOLN HERITAGE CORP
filed 2000-03-30
CIK 1059265

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999    Commission File Number: 001-14067

   FOREVER ENTERPRISES, INC. (formerly known as Lincoln Heritage Corporation)
            (Exact name of registrant as specified in its charter)

         TEXAS                                              36-3427454
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          10 S. Brentwood,
         Clayton, Missouri                                              63105
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (314) 726-3371

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $2,300,000 as of March 15, 2000.

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 15, 2000, 6,933,259 shares of Common Stock, par value $.01, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
The following document (or parts thereof) is incorporated by reference into the indicated Part of this Report: Certain information required in Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                  PART 1

Item 1.  Business

General

         Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) is a holding company engaged in the ownership and operation of life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts and of companies that are involved in the multimedia biographical business, the ownership and operation of funeral home and cemetery properties and Internet marketing. We also acquire existing life insurance policies, either through direct purchase or the acquisition of insurance companies. Our life insurance operations are conducted through our wholly owned life insurance subsidiaries.

         Substantially all of our life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

         We were incorporated in Texas in 1980. We formed Memorial Service Life Insurance Company in 1986, acquired New Life Insurance Company (formerly known as Lincoln Memorial Life Insurance Company) in 1992, and acquired Lincoln Memorial Life Insurance Company (formerly known as World Service Life Insurance Company of America) in 1998.

         On January 28, 1998 we executed a definitive stock purchase agreement to acquire all of the outstanding stock of Harbourton Reassurance, Inc. and subsequently filed an application to acquire control with the insurance department in the State of Delaware. In March 1999, the application was withdrawn by us, and a proposal to acquire Harbourton's in-force business is pending.

         Effective December 31, 1998, we reorganized our insurance company subsidiaries. The purpose of the reorganization was to streamline and consolidate our insurance operations and strengthen the existing capital structure to facilitate the approval of acquisitions by regulatory authorities. The reorganization was accounted for as a tax-free transaction and had no impact on our consolidated financial statements. Concurrent with the reorganization, the name of Lincoln Memorial Life Insurance Company was changed to New Life Insurance Company and the name of World Service Life Insurance Company of America was changed to Lincoln Memorial Life Insurance Company.

         On October 15, 1999, we purchased all of the outstanding shares of capital stock of Funeral Security Life Insurance Company for $5.0 million. As of such date, Funeral Security Life Insurance Company had approximately $30 million in assets and $28 million in liabilities. At acquisition, Funeral Security Life Insurance Company was merged into Lincoln Memorial Life Insurance Company.

         On October 28, 1999, we completed the sale of our insurance subsidiary, New Life Insurance Company, for approximately $5 million. Since all of the business of New Life Insurance Company was reinsured by another of our insurance subsidiaries, the sale of New Life Insurance Company did not have a material effect on our financial position, results of operations or cash flows.

         On October 25, 1999, we entered into an agreement to purchase all the outstanding shares of capital stock of Dixie National Life Insurance Company for an estimated purchase price of approximately $10 million. Pursuant to the agreement, the actual purchase price will be based upon, among other items, an adjusted value of Dixie National Life Insurance Company's stockholder's equity. Dixie National Life Insurance Company's insurance operation consists of a closed block of life and annuity policies. Dixie National Life Insurance Company had approximately $35.5 million in assets and $32.0 million in liabilities as of September 30, 1999. The completion of the acquisition is subject to regulatory approval.

         On March 9, 2000, we completed the acquisition of Forever Network, Inc. (formerly known as Forever Enterprises, Inc.). Forever Network, directly and through its subsidiaries, Mason Securities Association, Inc., Forever Memorial, Inc., Hollywood Forever, Inc., Dartmont Investment, Inc. and Mount Washington Forever, Inc., owns and operates funeral homes and cemetery properties and is in the business of selling, archiving and displaying digital interactive life stories viewed at grave sites and on the Internet at www.forevernetwork.com. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site. In connection with such acquisition, we issued 2.4 million shares of our common stock in exchange for all of the outstanding capital stock of Forever Network. As of September 30,
1999, Forever Network reported total assets of $12.4 million and total shareholder's equity of $5.6 million. The acquisition will be accounted for in a manner similar to the pooling-of-interests method of accounting. Upon consummation of the transaction, we changed our corporate name from Lincoln Heritage Corporation to Forever Enterprises, Inc.

Business Strategy

         Our intended strategy is to grow our business by acquiring blocks of in-force life insurance and annuity business and companies that have blocks of such business. We also will seek to acquire cemetery/funeral home properties in targeted metropolitan areas, aggressively grow the multimedia biography business through all company properties and the Internet, and further develop our Internet marketing business. Through this strategy, we expect to develop the Forever brand to enhance recognition and sales. No assurance can be given that we will be successful in consummating any acquisition, or that any acquisition, once completed, will ultimately enhance our results of operations.

         We seek to acquire in-force blocks of traditional life insurance and annuity business and seek products that do not strain our available statutory surplus. We seek "seasoned" life insurance business that has been in-force for several years in order to avoid the higher rate of policy lapses and surrenders normally experienced in the early years after issue. The assets supporting the business to be acquired are of special concern. We seek investment portfolios that are capable of being restructured to provide yield and quality improvements consistent with our investment philosophy and reserving requirements.

         In addition to the insurance product type, we consider several other factors when evaluating an insurance company acquisition. Among other things, we seek to identify small-to-medium size insurers that have relatively high operating and marketing expenses in relation to assets and premiums and thereby provide significant opportunities to reduce such expenses through application of our cost reduction strategies.

         Once we have identified a potential acquisition candidate we will undertake a more detailed evaluation of the business of the company we consider acquiring. We prepare an actuarial valuation of the in-force business to determine if the business can produce profits that are consistent with management's objectives. In connection with our normal investigation, we will review claims experience, underwriting standards and mortality, morbidity and other actuarial experience of the business. In addition, we will assess the quality of the records kept and their compatibility with our computer systems in order to determine whether the business can be assimilated by us in a timely and cost-effective manner.

         We believe our acquisitions will enhance our marketing capabilities by providing us the opportunity to sell additional life insurance and annuity products to the policyholders whose business we have acquired. We currently market insurance to fund pre-need products through our affiliate, National Prearranged Services, and credit life and disability products and final expense of burial insurance through independent agents.

         We may effect our acquisitions through the purchase of shares, if the acquisition candidate is an insurance company, or a reinsurance agreement if the proposed acquisition concerns a block of business. In executing stock acquisitions, we seek to identify and manage risks and other liabilities through seller contractual indemnification and other techniques.

         Another key component to our business strategy is to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever network of families with digital biographies. We believe that this will help allow us to quickly develop our Internet business strategy, which will serve to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise over the forevernetwork.com website. Execution of this strategy should allow us to develop further the Forever brand as the leader in providing unique and valuable memorialization products and services.

         Our plan with respect to cemetery/funeral home properties is to acquire properties in major metropolitan areas, possibly distressed in some way, and which are in need of an aggressive marketing approach. Properties also may be in the form of brand new land in a current or developing population center that can support a funeral home/mausoleum structure, and that provides a suitable supply of saleable cemetery land. Acquiring and developing properties in major areas will allow for more rapid expansion of the Forever biography program and marketing of the Internet site. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices.

         We believe we are well positioned to enhance the profitability of the businesses and properties we acquire. With respect to our insurance operations, we believe our investments in computer and administrative capabilities will allow us to add additional blocks of business and life insurance companies without a proportional increase in operating expenses. In addition to such economies of scale that can be achieved through the integration of systems and administration, we believe we can achieve other cost savings through the elimination or reduction of management and staff and home office and marketing expenses where appropriate. With respect to our cemetery/funeral home operations, we believe we can apply tested and proven marketing techniques to produce significant revenue and market share growth. Efficient property operations management should allow for greatly enhanced profitability on newly acquired properties. Demographics and the growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the world wide web should provide the platform for successful results on our Internet strategy.

National Prearranged Services

         National Prearranged Services, an affiliate of our company, has been in the business of marketing prearranged funeral contracts since 1979 for funeral homes in Missouri, Texas and six other states, and is licensed to expand into an additional 22 states. In addition to marketing, National Prearranged Services recruits, trains and manages an agency field force, which is dedicated to selling only the products of the affiliated group of companies. National Prearranged Services believes that the market for preneed products is growing significantly with the aging of the U.S. population. The market for preneed products is primarily in the 50 and older age group. National Prearranged Services's strategy is to continue to capitalize on the demand for older age products, which management believes, will continue to present a growing market.

         We entered into an Exclusivity Agreement, dated April 1, 1998, with National Prearranged Services and National Prearranged Services Agency, pursuant to which National Prearranged Services and National Prearranged Services Agency agreed to purchase insurance policies to fund their prearranged funeral business exclusively from our subsidiaries. We agreed to pay, on a monthly basis, an amount equal to 2% of the face amount of such insurance issued during the prior month. The agreement expires in April 2003.

         A prearranged funeral contract allows customers to purchase at current prices services that may not be needed for many years. Under a prearrangement, family members generally are removed from the planning that would otherwise have been completed at the difficult time of death. However, by paying for the costs of pre-planning, the client loses use of any cash paid that could have been invested elsewhere. There is no affiliation between National Prearranged Services and any funeral home for which National Prearranged Services markets prearranged funeral contracts.

         In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to National Prearranged Services and/or National Prearranged Services Agency. As assignee, National Prearranged Services and/or National Prearranged Services Agency remit premiums to and receive policy benefits from us. In the State of Missouri, a trust owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the trust directs the monies in the trust as to the purchase of insurance policies.

         National Prearranged Services elects to invest in insurance policies as one of the methods of funding such contractual obligations. National Prearranged Services could invest in other statutorily appropriate instruments to fund such obligations but like most other preneed sellers today, prefers the use of insurance to do so. National Prearranged Services determines whether to purchase an insurance policy from us or use its own resources to satisfy its obligations created under the prearranged funeral contract based on the individual preneed laws in existence on the contract date and the underwriting standards as established by us and the state in which the purchaser resides. For example, in Missouri, the trust may choose to retain the funds from the prearranged funeral contract instead of purchasing an insurance policy because of the underwriting standards set by us when compared to the underwriting characteristics of the prearranged funeral contract purchaser. The option to not purchase an insurance policy is not available in all states.

         Should National Prearranged Services elect to purchase an insurance policy equal to the current cost of the contracted funeral, the insurance premiums to be charged are set by us based on actuarial review and analysis of the underwriting risks being assumed by us and the standardized rates are provided to National Prearranged Services. In the event a particular insurance policy has proceeds in excess of contracted-for funeral costs at the point of death, National Prearranged Services retains such proceeds as policyholder. National Prearranged Services is contractually obligated to provide the contracted-for funeral service at the point of death. The death benefits provided under the terms of the insurance policies may be greater than the cost of the funeral services due to excess interest earnings or additional insurance benefits provided under the terms of the participating policies or from a decline in the funeral service costs as contracted by National Prearranged Services from the funeral homes.

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

         The profitability of cemetery and memorialization products and services depends upon several factors, including controlling the costs of our facilities, supplies and capital expenditures, maintaining competitive pricing of our products and maximizing the utilization of our sales force. Aggressive preneed marketing, value-added products and services, and brand advertising will also contribute to the business profitability.

Operations and Administration

         We emphasize a high level of service to agents, policyholders and customers and strive to maintain low overhead costs. Our principal administrative departments are our financial, policyholder services and data processing departments. The financial department provides actuarial, accounting and budgeting services and establishes cost control systems for us. The policyholder services department reviews policy applications, issues and administers policies and authorizes disbursements related to claims. The data processing department oversees and administers our information processing systems.

         We have invested in data processing hardware and software and employ our data processing capacity in all facets of our operations. All of our Austin, Texas and St. Louis, Missouri operations are processed on a network of personal computers. Our administrative departments use a common integrated system designed to permit us to function relatively efficiently, control costs and maintain relatively low overhead. Our system currently is servicing approximately 100,000 policies. Additional policies can be added at a relatively low marginal cost, thereby increasing economies of scale.

         Our exclusive marketing agreement with National Prearranged Services assures a pipeline of preneed policies for us and also plays a role in supporting the sales efforts at our cemetery properties. Forever Network currently owns and operates three cemetery properties in St. Louis and Independence, Missouri and Los Angeles, California.

         As part of its acquisition strategy, we have developed management techniques to reduce costs by consolidating and standardizing the procedures and data processing systems employed in the administration of acquired companies and blocks of business. We believe that such consolidation and standardization permits the efficient combination of our facilities and operations with those of the companies and blocks of business that we acquire. As a result, many duplicative costs connected with training and employing personnel and with leasing or owning offices, marketing, data processing equipment and other facilities are reduced or eliminated.

Investments

         The investment income of our insurance subsidiaries is an important part of our total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest rates earned on invested assets. As of December 31, 1999, the average, annual interest rate credited on our total reserve liability was approximately 7.1% per annum, and the average yield of our investment portfolio was approximately 8.1%. Increases or decreases in interest rates could increase or decrease the interest rate spread between interest rates credited on insurance liabilities and investment yields, which in turn could have a beneficial or adverse effect on our future profitability. Sales of fixed maturity securities that result in investment gains also may tend to decrease future interest yields from the portfolio. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

         Our investment strategy is to maintain primarily an investment grade, fixed maturity portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, and collateralized mortgage obligations. At December 31, 1999, approximately 95% of the book value of our fixed maturity investments consisted of investment grade securities.

         We periodically review the existing portfolio of below investment grade securities and intend to maintain the holdings of such securities at or below the December 31, 1999 level. However, our ability to dispose of below investment grade securities is affected by market and other conditions. The markets for these securities are often less liquid and efficient than the markets for investment grade securities.

Reserves

         In  accordance   with   applicable   insurance   laws,   our  insurance
subsidiaries have established and carry as liabilities in their statutory financial statements actuarially determined reserves to satisfy their annuity contract and life insurance policy obligations. Reserves, together with premiums to be received on outstanding policies and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates.

         The reserves recorded in the consolidated financial statements included elsewhere in this report are calculated based on generally accepted accounting principles and differ from those specified by the laws of the various states and recorded in the statutory financial statements of our insurance subsidiaries. These differences arise from the use of different mortality tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.

         To determine policy benefit reserves for its life insurance products, we perform periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the reserves. Differences are reflected currently in earnings for each period. We historically have not experienced significant adverse deviations from our assumptions.

Reinsurance

         We  enter  into   coinsurance/funds   withheld  treaties  and  co/modco
reinsurance agreements with reinsurers to increase our statutory surplus. The cost of the increase in statutory surplus is recognized as reinsurance premiums ceded. Consistent with the general practice of the life insurance industry, we have reinsured portions of the coverage provided by our insurance products with other insurance companies under agreements of indemnity reinsurance. Reinsurance is not maintained with respect to products currently marketed by Memorial Service Life Insurance Company. The policy risk retention limit on the life of one individual does not exceed $50,000.

         Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured.

Competition

         The life insurance industry is highly competitive and consists of a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by us. Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries that are marketing insurance products and that offer competing products such as savings accounts and securities. Competition within the life insurance industry occurs on the basis of, among other things, interest rates, financial stability, policyholder service and ratings assigned by insurance rating organizations.

         The cemetery/funeral industry is highly fragmented with most of the approximately 22,000 funeral homes and 10,500 cemeteries in the United States are owned by sole proprietors. These businesses have been passed from generation to generation and have historically developed a loyal customer base due to geography and/or name recognition in the community. These properties continue to be operated much as they have in the past, offering the same services and products and marketing to the community as they have for years and years prior. Their treatment of death and memorialization is a result of the idea that people want the same products and services that the industry has always offered. There is little differentiation and, as a result, little market share change.

         Four major consolidators, Service Corporation International, The Loewen Group, Stewart Enterprises, Inc., and Carriage Services, Inc., together own approximately 15% of the funeral homes and 10% of the commercial cemeteries in the United States. These companies all emphasize their funeral operations as their major business. While these companies may claim to be different from one another in the way they operate, we believe that there is really little tangible difference. None of these competitors has tried to develop a brand, despite their large numbers. We believe this creates a noticeable void in the industry and an excellent opportunity for us.

         Additionally, cremation is becoming a more popular option for families and individuals in the United States. Our properties embrace this trend and offer a range of products and services to satisfy this segment. More unique offerings, which are intended to focus on the need for memorialization, include cremation benches, boulders, scattering gardens and the Forever Memorial digital biography.

Dividends on Participating Policies

         The determination of dividends on participating policies is not dependent on any pre-determined factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. Because we and National Prearranged Services are affiliated entities, National Prearranged Services, as the policyholder of a significant portion of our business, may exercise significant influence over the decision regarding the amount and timing of policyholder dividends. Our insurance subsidiaries paid no dividends in 1999, 1998 or 1997 on their direct business. Among other items, low levels of inflation were a factor for not paying dividends. There currently are no plans for paying dividends on our direct business in the foreseeable future; however, dividends could be declared should circumstances warrant. The most likely circumstance that may warrant the declaration of policyholder dividends would be a significant increase in the level of inflation. The declaration of policyholder dividends would, through the provision of paid-up additions rather than cash dividends, provide additional death benefits under the insurance policies. The increased level of death benefits would contribute to covering the presumed increase in the cost of funeral services to be provided in the future. The ability to provide increased benefits under the terms of the insurance policies issued as a response to increased levels of inflation, which, in turn, allows us to remain competitive, is the primary reason for the utilization of participating policies. We do pay policyholder dividends on blocks of business that we acquired from World Insurance Company and Woodmen Accident and Life Company. Such amounts were $108,396 and $90,335 for the years ended December 31, 1999 and 1998, respectively.

Regulatory Factors

         Our insurance subsidiaries are subject to regulation by the insurance regulatory authorities in the states in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to provide safeguards for policyholders rather than to protect the interests of shareholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, management agreements, investments, deposits of securities, the form and content of financial statements, rates charged by insurance companies, sales literature, terms of insurance policies, accounting practices and the maintenance of specified reserves, capital and surplus. Our insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in each of the jurisdictions in which they do business. Our life insurance subsidiaries are licensed in 42 states and the District of Columbia. In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles. The codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. We have not finalized the quantification of the effects of the codification on our statutory financial statements.

         Our funeral homes are regulated by the Federal Trade Commission's comprehensive trade regulation rule for the funeral industry. The Federal Trade Commission's rule contains minimum guidelines for funeral industry practices, requires price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. Other cemetery/funeral home regulations vary by state and are not considered detrimental to our business plan.

         In December 1992, the National Association of Insurance Commissioner's adopted the Risk-Based Capital for Life and/or Health Insurers Model Act . The model act provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The model act (or similar legislation or regulation) has been adopted in states where our insurance subsidiaries are domiciled. The Texas Department of Insurance has adopted its own risk based capital requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. At December 31, 1999, the total adjusted capital for each of our subsidiaries met or exceeded the required levels.

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

         As a holding company, our ability to meet our financial obligations and pay operating expenses depends on the receipt of sufficient funds, primarily through dividends and management fees, from our subsidiaries. As Texas domiciled insurance companies, Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company may not, without the prior approval of the Texas Department of Insurance, pay any dividend or distribution which, together with all other dividends and distributions paid within the preceding 12 months, exceeds the lesser of: (i) net gain from operations; or (ii) 10% of capital and surplus, in each case as shown in its most recent annual statutory financial statements.

         Under Texas law, Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company may not enter into certain transactions, including management agreements and service contracts, with members of its insurance holding company system, including us, unless the insurance companies have notified the Texas Department of Insurance of their intention to enter into such transactions and the Texas Department of Insurance has not disapproved of them within the period specified by Texas law. Among other things, such transactions are subject to the requirement that their terms be fair and reasonable and that the charges or fees for services performed be reasonable.

         As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company underwent such an examination during 1998 for the five-year period ended December 31, 1997. The final reports on the examinations issued by the Texas Department of Insurance did not raise any significant issues.

Employees

         At December 31, 1999, we had approximately 80 employees. We believe that we enjoy good relations with our employees and agents.

Glossary

         The following are definitions of certain terms used in this Annual Report on Form 10-K. Where appropriate, in using such terms, the singular includes the plural, masculine includes feminine and/or neuter, and vice versa.

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

         "Deferred policy acquisition costs" means expenses that are capitalizable under generally accepted accounting principles. The expenses must vary with the production of new business and must be primarily related to the production of new business. Agents' first year commissions are, by far, the largest single component of deferred policy acquisition costs.

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

         "Policyholder deposits" means under generally accepted accounting practices and principles, premiums for annuity policies are classified as "Policyholder deposits" rather than "Insurance premiums."

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

Item 2.  Properties

         Memorial Service Life Insurance Company leases approximately 25,000 square feet in an office building which houses our executive offices located at 10 S. Brentwood, St. Louis, Missouri under the terms of a lease that expires in June 2002. Memorial Service Life Insurance Company also leases approximately 10,000 square feet of property at 1250 Capital of Texas Highway, Building 3, Suite 100, Austin, Texas under the terms of a lease that expires in August 2002. We believe that the properties currently leased by Memorial Service Life Insurance Company are suitable for our current operations of the company and will allow for the expansion of our business in the near future. As our operation expands, the leasing of additional space in Austin, Texas and St. Louis, Missouri may be necessary. We currently do not foresee any material difficulties with leasing additional space that may be required in the foreseeable future.

         Forever Network owns and operates three funeral homes in St. Louis and Independence, Missouri and Los Angeles, California and maintains sales and administrative offices at each of those sites. Forever Network also operates production facilities for the biography business at each location with central operations in Hollywood, California. Our Internet development and operation is based at the Hollywood facility.

Item 3.  Legal Proceedings

         National Prearranged Services, an affiliate of ours, along with New Life Insurance Company had been named defendants in a previously dismissed class-action lawsuit that was refiled during 1996 in St. Louis, Missouri, City Circuit Court. The suit involved a challenge to National Prearranged Services's methods of funding pre-arranged funeral contracts with policies issued by us. The suit was settled in 1999 with no financial impact to New Life Insurance Company.

         We also are subject to various other claims and contingencies arising out of the normal course of business. We believe that the total amounts that will ultimately be paid, if any, arising from these claims and contingencies will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the quarter ended December 31, 1999.

Item 4A.  Executive Officers of the Registrant

     See Part III, Item 10.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Price of Common Stock

         Our common stock is traded on the Pacific Exchange under the symbol "FVR". The following table sets forth the reported high and low closing sales prices of shares of our common stock on the Pacific Exchange since November 2, 1998 (the date of our initial public offering).

                                                                Price Range

    Fiscal Year                                              High          Low

    Year ended December 31, 1998:
         Fourth Quarter (period Nov. 2, 1998 through
            Dec. 31, 1998)..........................        $7.500        $5.800

    Year ended December 31, 1999:

         First Quarter..............................         6.500         4.125
         Second Quarter.............................         7.375         5.250
         Third Quarter..............................         9.125         6.688
         Fourth Quarter.............................         6.938         5.125

         As of February 10, 2000, the approximate number of stockholders of record of our common stock was 200 which included approximately 140 beneficial holders of our common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

Dividend Policy

         We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors regularly review our dividend policy. Our ability to pay dividends will be dependent, in large measure, on our ability to receive dividends and management fees from our life insurance subsidiaries. The ability of these corporations to pay dividends and management fees, in turn, is limited pursuant to applicable insurance laws. Any future determination as to the payment of dividends will be at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and such other factors as the board of directors may deem relevant.

Recent Sales of Unregistered Securities

         We did not have any sales of unregistered securities during the quarter ended December 31, 1999.

Item 6.  Selected Financial Data

Selected Consolidated Financial and Other Data

         The following historical summary consolidated financial information has been derived from our consolidated financial statements. This selected financial data should be read in conjunction with our accompanying consolidated financial statements and the related notes included herein, and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                     Year Ended December 31,
                                                 -------------------------------------------
                                                  1999(3)     1998(1)(4)        1997(1)       1996          1995
                                                 ---------    ------------     --------      --------     --------
                                                          (amounts in thousands, except per share data)

Statement of operations data:

Premium income                                  $  45,022          $  41,363      $  38,044   $  33,274   $  27,354
Net investment income and realized gains           10,801             12,575          8,838       5,729       4,514
Other revenue                                       1,519                748              -           -           -
                                                ---------          ---------      ---------   ---------   ---------
     Total revenues                                57,342             54,686         46,882      39,003      31,868

Benefits incurred                                  36,078             33,088         31,151      24,750      20,775
Other expenses (2)                                 21,634             19,142         13,404      13,351       9,625
                                                ---------          ---------      ---------   ---------   ---------
Income (loss) before federal taxes                  (370)              2,456          2,327         902       1,468
Income taxes (benefits)                             (378)                440            672         197         317
                                                ---------          ---------      ---------   ---------   ---------

Net income                                     $       8           $   2,016      $   1,655   $     705   $   1,151
                                                =========          =========      =========   =========   =========

Weighted average shares outstanding
     Basic                                        4,526              4,087          4,000       4,000       4,000
     Diluted                                      4,650              4,190          4,000       4,000       4,000
Earnings per share:
     Basic                                       $   -          $     .49      $     .41   $     .18   $     .29
     Diluted                                         -                .48            .41         .18         .29


                                                                            December 31,

                                                   1999(3)           1998(1)(4)     1997(1)     1996        1995
                                                 ---------          ---------      ---------   ---------   --------
Balance sheet data:

Invested assets                                 $ 150,728          $ 133,831      $ 120,041   $  59,919   $  56,082
Total assets                                      190,828            165,398        141,603      76,149      71,884
Total policy liabilities                          185,982            153,751        130,450      73,067      68,432
Shareholders' equity                                2,723              8,815          6,883       1,856       2,713


(1) Comparison of selected consolidated financial data in the table is significantly affected by the assumption through coinsurance of a block of life and annuity business from Woodmen Accident and Life Company effective September 1, 1997. We received $48,025 in cash in exchange for assuming $50,857 in insurance liabilities. For the years ended December 31, 1997 amounts related to the block of business acquired from Woodmen Accident and Life Company included premiums of approximately $58, investment income of approximately $1,227 for interest earned on the assets purchased with the cash received, benefits incurred of approximately $909 in interest paid on policyholder deposits and increase in future policy benefits.

(2) Other expenses for the years ended December 31, 1999, 1998 and 1997 are net of expense reimbursements from National Prearranged Services in the amount of $2,685, $2,254 and $2,695, respectively.

(3) Comparison of selected consolidated financial data in the table also is affected by the assumption through coinsurance of a block of life and annuity business from FSLife effective on October 1, 1999. We received $30,032 in assets in exchange for assuming $27,701 in insurance liabilities. During 1999, we retroceded, through a coinsurance agreement, 50% of the life insurance assumed from the purchase of the block of business that we acquired from FSLife to Alabama Reassurance Company. As of December 31, 1999, invested and total assets included approximately $28,088 and policy liabilities included approximately $24,782 associated with the block of business that we acquired from FSLife.

(4) Comparison of selected consolidated financial data in the table is also affected by the assumption through coinsurance of a block of life and annuity business from World Insurance Company effective on April 1, 1998. We received $19,941 in assets in exchange for assuming $21,910 in insurance liabilities. During 1998, we retroceded, through a coinsurance agreement, 50% of the life insurance assumed from the purchase of the block of insurance acquired from World Insurance Company to Alabama Reassurance Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with our consolidated financial statements and related notes, and other financial information included elsewhere in this report.

Overview

         We are a holding company engaged in the ownership and operation of life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts and of companies that are involved in the multimedia biographical business and the ownership and operation of funeral home and cemetery properties. The life insurance companies primarily write policies sold by our affiliate, National Prearranged Services, in connection with National Prearranged Services' sale of prearranged funeral contracts. As a result of the growth in the amount of pre-arranged funeral contracts sold by National Prearranged Services over the past three years, our revenues have increased significantly. Our growth also resulted, to a lesser extent, from the acquisition of blocks of life insurance and annuity policies in 1999, 1998, and 1997.

         In connection with our acquisition of Forever Network, Inc. and its subsidiaries on March 9, 2000, we acquired three cemetery/funeral home properties located in Los Angeles, California and St. Louis and Independence, Missouri, a funeral home located in Kirkwood, Missouri that is leased to Service Corporation International, the Cremation Society of St. Louis, the Cremation Specialists of Los Angeles and Cremation Specialists of Kansas City. In addition, Forever Network is engaged in the business of selling, archiving and displaying digital interactive life stories viewed at the grave sites and on the Internet at www.forevernetwork.com. Forever Network currently maintains over 2,400 client biographies that are available for viewing on the Internet site. The acquisition of Forever Network was accounted for in a manner that is similar to a pooling-of-interests; however, the results of operations of Forever Network are not contained in our results of operations for the years ended December 31, 1999, 1998 and 1997.

         During 1999, 1998 and 1997 we derived revenues primarily from premiums on insurance policies generated by National Prearranged Services. In the event of a decline in National Prearranged Services' preneed sales, our future revenue growth could be impacted in the event that we could not replace the National Prearranged Services sales force with our own or another marketing entity's sales force. Net investment income and realized investment gains also have contributed significantly to total revenues as our invested assets have grown.

         Our expenses during 1999, 1998 and 1997 consisted principally of benefits paid or accrued, commissions on the sale of policies and general and administrative costs associated with life insurance company operations. We anticipate that benefit costs and commissions will continue to increase as we execute our growth plans. Although general and administrative costs have increased in accordance with the growth in our business, we believe our infrastructure will support increasing levels of internal revenue growth without the need for general and administrative expenses to increase at a similar rate.

         Our insurance subsidiaries are subject to a high degree of regulation from various state insurance administrators. Such regulation governs (among other things): investment policies; financial reporting; capital adequacy; terms of policies; and the ability of our subsidiaries to pay dividends and management fees to us. In addition, National Prearranged Services's activities in selling prearranged funeral contracts are highly regulated in the states in which National Prearranged Services does business. These regulatory aspects and future changes therein could materially affect our financial condition and results of operations. See "Business - Regulatory Factors."

         Our strategy is to increase shareholder value by growing our insurance and cemetery business through: (i) selected acquisitions of life insurance companies and in-force life insurance policies and annuities, funeral homes and cemeteries; and (ii) increases in life insurance policies arising out of prearranged funeral contracts sold by National Prearranged Services. Our ability to acquire such companies, policies and properties will be dependent upon (among other things) our ability to identify, negotiate and complete transactions of favorable values, arrange necessary financing and integrate and manage the acquisitions after completion, including preserving customer relationships. There can be no assurance that we will successfully execute our strategy.

Results of Operations

Comparison of the Years Ended December 31, 1999 and 1998

         Premium income increased approximately $3.6 million, or 9%, in the year ended December 31, 1999 compared to 1998. The increase for 1999 reflected higher overall volume of policies in force and new policies issued compared to the previous year.

         Net realized investment gains decreased approximately $1.5 million, or 78%, in the year ended December 31, 1999 versus the previous year. Losses of approximately $3.2 million were incurred for the year ended December 31, 1999 reflecting management's recognition of a decline in market value associated with our investment in Autobond Acceptance Corporation. Management believes that the decline was other than temporary and due to reasons other than market fluctuations and has recognized losses sufficient to reduce the investment in Autobond to approximately $98,000 as of December 31, 1999.

         Other revenue for the year ended December 31, 1999 of $1.2 million represented primarily a gain on the sale of a portion of our in-force life business.

         Benefits increased $3.0 million, or 9%, in the year ended December 31, 1999 compared to 1998. The increase in 1999 was due primarily to an increase in death claims.

         Commissions increased approximately $66,000, or less than 1%, in the year ended December 31, 1999 compared to 1998. These changes were attributable to higher sales volumes, mix of policies sold and a reduction of commission rates on single pay policies.

         General expenses, net of expenses reimbursed, increased approximately $1.6 million, or 32%, in the year ended December 31, 1999 compared to 1998. The increase was attributable to higher administrative expenses as a result of support for increased levels of regulatory reporting requirements, and approximately $330,000 related to the forfeiture of deposits and other expenses associated with our withdrawal of our proposal to acquire Harbourton Reassurance, Inc.

         The decrease in the change in deferred acquisition costs of approximately $871,000 from $4.3 million for the year ended December 31, 1998 to $3.5 million for the year ended December 31, 1999 was due to the release of deferred acquisition costs associated with death benefits and lower levels of capitalized costs due to the mix of new policies.

Comparison of the Years Ended December 31, 1998 and 1997

         Premium income increased $3.3 million, or 9%, from $38.0 million in the year ended December 31, 1997 to $41.4 million in the year ended December 31, 1998 due to higher sales volumes. Substantially all premium income was derived from National Prearranged Services. The fact that premium income increased only 9%, while the face amount of insurance in-force increased 15.9 % reflected a shift in the relative proportions of policies sold from single pay to limited pay business.

         Net investment income increased $4.4 million, or 72%, from $6.2 million in the year ended December 31, 1997 to $10.6 million in the year ended December 31, 1998. This increase was attributable to a higher level of invested assets (primarily resulting from the acquisitions of blocks of business from Woodmen Accident and Life Company and World Insurance Company). Invested assets increased by 11% in 1998 compared to 1997. There was a larger increase in investment income due to the addition of the business from Woodmen Accident and Life Company late in 1997.

         Net realized gains decreased $730,000, or 27%, from $2.7 million in the year ended December 31, 1997 to $1.9 million in the year ended December 31, 1998. Gains were recognized in the year ended December 31, 1998, on sales of invested assets. However, these gains were partially offset by losses of approximately $1.0 million realized on the sale of certain investments whose market values declined significantly due to announcements of operating and financial difficulties of the issuers of these securities.

         Other revenue for the year ended December 31, 1998 of $748,000 represents primarily a gain on the sale of a portion of our in-force life business.

         Benefits increased $1.9 million, or 6%, from $31.2 million in the year ended December 31, 1997 to $33.1 million in the year ended December 31, 1998, due to increases in death benefits and surrender benefits in proportion to the increases in overall policies in-force, increases in future policy benefits due to higher levels of policies in-force, and interest credited to policyholder accounts for the business acquired from Woodmen Accident and Life Company and World Insurance Company. These increases were partially offset by decreases in future policy benefits due to the impact of the surrenders and deaths.

         Surrenders increased from the year ended December 31, 1997 to the year ended December 31, 1998 by $3.1 million. This increase in surrenders was offset by a corresponding change in the increase in future policy benefits. Surrenders generally have little impact on current year operations due to the fact that surrender benefits are fully reserved and as surrender benefits are paid the reserve for future policy benefits is reduced by a corresponding amount. The more significant effect on operations occurs in future years when we lose future investment earnings on the business surrendered.

         Commissions increased $5.7 million, or 51%, from $11.2 million in the year ended December 31, 1997 to $16.9 million in the year ended December 31, 1998 due primarily to higher volumes of new policies when compared to the year ended December 31, 1997.

         General expenses, net of reimbursements, increased $2.5 million, or 100%, from $2.5 million in the year ended December 31, 1997 to $5.0 million in the year ended December 31, 1998 due primarily to increased policy administration and general and administration expenses as a result of increased volume of business from new policies written, acquisitions of blocks of policies such as the purchase of blocks of business from Woodmen Accident and Life Company and World Insurance Company, support for increased levels of acquisition activities and regulatory reporting requirements, and deferred compensation costs associated with our 1998 Long-Term Incentive Plan.

         Taxes, licenses and fees increased $166,000, or 21%, from $782,000 in the year ended December 31, 1997 to $948,000 in the year ended December 31, 1998 due primarily to fees associated with the routine regulatory examination of our insurance company subsidiaries which commenced in March 1998, additional fees associated with the acquisition of World Service Life Insurance Company of America in 1998 as well as increased taxes due to an increase in collected premiums.

         An increase in the amortization of the cost of policies purchased of $712,000 for the year ended December 31, 1998 compared to $262,000 for the year ended December 31, 1997 was primarily attributable to the purchase of blocks of business from Woodmen Accident and Life Company and World Insurance Company.

         The increase in the change in deferred acquisition costs of $2.9 million from $1.4 million for the year ended December 31, 1997 to $4.3 million for the year ended December 31, 1998 was due to the capitalization of the costs of acquiring new business at a higher rate than the amortization of such costs due to a higher volume of new policies issued.

         As a result of the foregoing, net income for the year ended December 31, 1998 was $2.0 million, or $0.49 and $0.48 per basic and diluted share, respectively, an increase of 22%, 20% and 17%, respectively, over the prior year.

Liquidity and Capital Resources

         Assets with a fair value of approximately $6.2 million at December 31, 1999 were on deposit with various state regulatory authorities. Assets with a fair value of approximately $74.6 million at December 31, 1999 were restricted as to use from the purchase of the blocks of business from Woodmen Accident and Life Company, World Insurance Company, Funeral Security Life Insurance Company and other assumed business. See "Business -- Regulatory Factors."

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under generally accepted accounting principles. No amounts are currently available for transfer to the parent company by dividend, loan, or advance without prior regulatory approval.

         Our cash requirements for 2000 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy our obligations. We believe that the diversity of the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet our operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next twelve months.

         We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through equity or debt financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to cash flow within 6-12 months. Our cemetery property in St. Louis, Missouri currently generates positive cash flow from operations. We anticipate that the two cemetery properties in Independence, Missouri and Los Angeles, California acquired by Forever Network in the fourth quarter of 1999 will begin to internally meet their operating cash requirements within 6-12 months. Such operating cash requirements currently are funded by a $4 million note from our insurance companies, as discussed below.

         Capital projects at new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be funded through working capital.

         Start-up capital will be required to fund the Internet/technology business plan. The Internet/technology segment is currently running a cash shortfall and may require some investment capital for a period of time until revenues can be built to cash flow. Margins are expected to be high and overhead relatively low once internet sales volumes achieve targeted levels.

         In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time, or to curtail certain proposed activities.

         On October 15, 1999, we completed the acquisition of all the outstanding shares of Funeral Security Life Insurance Company for $5 million. The purchase was funded from existing working capital. On October 28, 1999, we sold our insurance subsidiary, New Life Insurance Company, for approximately $5 million.

         On October 25, 1999, we entered into an agreement to purchase all the outstanding shares of Dixie Life Insurance Company for an estimated purchase price of approximately $10 million. Pursuant to the agreement, the actual purchase price will be based upon among other items, an adjusted value of Dixie Life Insurance Company's stockholder's equity. Dixie Life Insurance Company's insurance operation consists of a closed block of life and annuity policies. Dixie Life Insurance Company had approximately $35.5 million in assets and $32.0 million in liabilities as of September 30, 1999. The completion of the purchase is subject to regulatory approval and is expected to be accounted for using the purchase method. The acquisition is expected to be funded from existing working capital.

         Changes in our consolidated balance sheet between December 31, 1999 and December 31, 1998, reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and the purchase of the block of business from Funeral Security Life Insurance Company.

         Total cash and investments increased approximately $16.9 million from $133.8 million at December 31, 1998 to $150.7 million at December 31, 1999, primarily due to investment assets acquired with the purchase of the block of business from Funeral Security Life Insurance Company of $30 million offset by changes in the fair value of fixed maturity and equity securities. During 1999 there was an increase in policyholder loans to related parties of $5.5 million. Due to the low risk nature of these policy loans and their contract interest rates, we believe they afford comparable risk-adjusted returns to alternative categories of invested assets. The policy loans are fully secured by the nonforfeiture values of the policies so that, in the event of default, we would not be adversely affected, except with respect to the future loss of revenues on the policies cancelled. Note receivable from affiliate represents a note receivable in the amount of $4,000,000 from Forever Network, Inc. Principal and interest at prime (8.5% at December 31, 1999) plus 1% is due quarterly beginning March 31, 2000. On March 9, 2000, Forever Network, Inc. was acquired by us.

         Receivables from related parties increased approximately $700,000 from $1.5 million at December 31, 1998 to $2.2 million at December 31, 1999, due primarily to receivables for commission adjustments due from National Prearranged Services.

         Deferred policy acquisition costs increased approximately $3.5 million from $16.8 million at December 31, 1998 to $20.3 million at December 31,1999, due to increases in new policies issued and in-force.

         Fixed assets increased approximately $400,000 from $1.2 million at December 31, 1998 to $1.6 million at December 31, 1999, due to ongoing development and modifications to our software systems.

         Cost of policies acquired increased approximately $500,000 from $3.8 million at December 31, 1998 to $4.3 million at December 31, 1999, due to the acquisition of the block of business from Funeral Security Life Insurance Company offset by the amortization of costs.

         Goodwill decreased approximately $800,000 from $1.4 million at December 31, 1998 to $612,000 at December 31, 1999, due to the sale of New Life Insurance Company.

         Future policy benefits increased approximately $20.5 million from $126.0 million at December 31, 1998 to $105.5 million at December 31, 1999. This increase was due to an increase in the amount of new policies issued and the acquisition of the block of business from Funeral Security Life Insurance Company.

         Policyholder deposits increased approximately $10.3 million from $47.2 million at December 31, 1998 to $57.5 million at December 31, 1999. The increase was due to the acquisition of the block of business from Funeral Security Life Insurance Company offset by cancellations of policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident and Life, World Insurance Company, and Funeral Security Life Insurance Company.

         Deferred tax assets increased approximately $3.8 million from $3.4 million at December 31, 1998 to $7.2 million at December 31, 1999 due primarily to deferred taxes on unrealized losses on fixed maturity and equity securities.

         During 1998, we paid surrender benefits to National Prearranged Services or the Missouri trust of approximately $2.0 million. Upon surrender, National Prearranged Services purchased new policies for the same insureds using a portion of the surrendered funds. National Prearranged Services has committed to us to pay all future premiums due on the blocks of policies that were reissued.

Impact of Year 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed less than $10,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

         The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (ii) our ability to achieve anticipated levels of operational efficiencies for recently acquired companies, blocks of policies or properties, as well as through other cost-saving initiatives; (iii) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (iv) changes in the federal income tax laws and regulations which may affect the cost of or demand our products; (v) increasing competition in the sale of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products; (vii) the availability and terms of future acquisitions; and (viii) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

         Additionally, we may not be successful in identifying, acquiring, and integrating other companies or their business, implementing improved management and accounting information systems and controls and may be dependent upon additional capital and equipment purchases for future growth. There may be other risks and uncertainties that management is not able to predict.

         When used in this report, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to us are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Accounting Standards

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 Accounting by Insurance and Other Enterprises for Insurance-related Assessments. Statement of Position 97-3 provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. Statement of Position 97-3 is effective for financial statements of fiscal years beginning after December 15, 1998. Our adoption of Statement of Position 97-3 did not have a material effect on our financial position, results of operations or cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. Statement of Financial Accounting Standards No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are assessing the impact that the adoption of Statement of Financial Accounting Statement No. 133 will have on our consolidated financial statements, but do not expect such implementation to have a material adverse effect on our financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk exposures are to changes in interest rates, although we also has certain exposures to changes in equity prices. We have no foreign exchange risk and no direct commodity risk. The active management of market risk is integral to our operations. To manage exposure to market risk, we may rebalance our existing asset or liability portfolios, change the character of our existing asset or liability portfolios, change the character of future investments purchased or use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. Our market risk sensitive instruments are entered into for purposes other than trading.

         We have investment guidelines that define the overall framework for managing market and other investment risks, including the accountability and control over these activities. In addition, we have specific investment policies for each of our subsidiaries that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus and regulatory requirements.

Interest Rate Risk

         Interest rate risk is the risk that we will incur economic losses due to adverse change in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and also have certain interest sensitive liabilities in our life and annuity operations.

         We seek to invest premiums and deposits to create future cash flows that will fund future claims, benefits and expense, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit our exposure to interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities.

         The carrying value of our investment portfolio as of December 31, 1999 was $150.3 million, of which 9% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. A 200 basis point decrease in interest rates would have decreased anticipated earnings from operations for the year ended December 31, 1999 by approximately $473,000, which amount represents the increase of investment income on our investment portfolio. The effect on the market value of the portfolio would be to increase the value by approximately $6 million. A 200 basis point increase in interest rates would have decreased anticipated earnings from operations for the year ended December 31, 1999 by approximately $1.7 million, which amount represents the decrease of investment income on our investment portfolio. The effect on the market value of the portfolio would be to decrease the value by approximately $7 million.

         The impact of a change in interest rates to the fair value of our policyholder deposits would be immaterial due to our ability to vary credited interest rates on annuity policies. The liability for future policy benefits of $124.1 million is affected by anticipated investment earnings, but such liability has been excluded from our analysis because it is not considered to be a financial instrument.

Equity Price Risk

         Equity price risk is the risk that we will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 1999, we had approximately $5.5 million, or less than 3.7% of our cash and investments, invested in equity securities. The effect of a ten percent change in equity prices would not materially impact our financial position, results of operations or cash flows.

Seasonality

         Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including a higher mortality rate of our insureds during the winter months.

Item 8.  Financial Statements and Supplementary Data

         Reference is made to the financial statements listed under the heading "(a)1. Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Information regarding the change of accountants by us is contained in "Independent Public Accountants" in our Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding our directors is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

     The following is a list, as of March 29, 2000, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. Messrs. Brent D. Cassity and J. Tyler Cassity are brothers.

         The name, age and position with respect to each of our executive officers are set forth below:

     Brent D. Cassity, 33, joined us in 1996. Mr. Cassity spent his business career in the pre-need funeral insurance industry in positions of increasing responsibilities with National Prearranged Services, Inc. and its affiliates. Mr. Cassity earned a Bachelor of Arts degree from the University of Missouri in 1989. Mr. Cassity is responsible for our cemetery operations and is responsible for preneed marketing. As part of his responsibilities, he has overseen the acquisition of nine funeral homes and two cemetery properties over the last five years. He has served as president and chief operating officer of National Prearranged Services since 1997. In addition to serving as an officer and director and chairman of the board of National Prearranged Services, Mr. Cassity has served as a director of our company since 1996 and served as chairman of the board from September 1997 to March 2000. Mr. Cassity also serves as a member of the board of directors of each of Lincoln Memorial Life Insurance Company and Memorial Service Life Insurance Company. Mr. Cassity was elected our chief executive officer in March 2000.

     J. Tyler Cassity, 30, joined us in 1993. Immediately prior to that date, Mr. Cassity worked in the public relations field with PEN American Center. Mr. Cassity earned a Bachelor of Arts degree from Columbia University in 1992. Mr. Cassity is responsible for video biography production at Forever Memorial and for the management of Hollywood Forever, Inc. Mr. Cassity was instrumental in the purchase of Hollywood Forever in April of 1998. Mr. Cassity has served as president of Forever Memorial and Hollywood Forever since 1998. Mr. Cassity was elected co-chief executive officer (technology, research and development) of our company in March 2000.

         Randall K. Sutton, 55, has been a member of our board of directors and a vice president since 1996 and also serves as a member of the board of directors of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company, both subsidiaries of our company. In March 2000, Mr. Sutton was elected our chief financial officer. Mr. Sutton also serves as the chief financial officer of National Prearranged Services.

         Howard A. Wittner, 63, became a director of our company in September 1997 and, in March 2000, Mr. Wittner was appointed chairman of the board and secretary. For more than the past five years, Mr. Wittner has been a senior partner practicing corporate and business law through his firm Wittner, Poger, Spewak, Maylack & Spooner, P.C., St. Louis, Missouri. His professional memberships include the Bar Association of Metropolitan St. Louis, The Association of Trial Attorneys and the Missouri Defense Lawyers Association. Mr. Wittner has served as counsel for our company and its affiliates for more than the past five years.

         Clifton Mitchell, 48, joined us in February 1998. Immediately prior to that date, Mr. Mitchell owned C. Mitchell Company, Inc., an actuarial consulting firm that served as our consulting actuary since 1988. Mr. Mitchell's practice focused primarily on mergers and acquisitions in the life and health industry, but also provided general management consulting, product development consulting and accounting services for his clients. In addition, over the last ten years, Mr. Mitchell has owned, individually and with other partners, several insurance companies and was primarily responsible for the management of those companies. Mr. Mitchell earned a Bachelor of Arts degree and a Masters of Business Administration from the University of Texas in 1976. Mr. Mitchell is a Fellow of the Society of Actuaries, a Member of the American Academy of Actuaries and a Fellow of the Conference of Consulting. Mr. Mitchell has served as an executive vice president and chief financial officer of our insurance subsidiaries since February 1998 and as President and chief financial officer since April 1999. Mr. Mitchell also served as a member of our board of directors and as an executive vice president from March 1998 to March 2000 and as our president and chief financial officer from April 1999 to March 2000.

         The executive officers were appointed by and serve at the pleasure of our board of directors.

         Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in our Proxy Statement for the 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

         Information   regarding   executive   compensation   is   contained  in
"Compensation of Executive Officers," included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders
Thereof," included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Consolidated Financial Statements. See Index to Consolidated Financial Statements for a list of financial statements included in this Report immediately following the signature page.

          2. Financial Statement Schedules. The following financial statement schedules are part of this Report immmediately following the Consolidated Financial Statements.

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



     (b)      Reports on Form 8-K.


         We did not file any Current Report on Form 8-K during the quarter ended December 31, 1999.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                      FOREVER ENTERPRISES, INC.


                           By:               /s/   Brent D. Cassity
                                -----------------------------------
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

        Signature                    Title                          Date

/s/ Brent D. Cassity         Chief Executive Officer
                             and Director                         March 30, 2000
-------------------------
     Brent D. Cassity

/s/   J. Tyler Cassity       Co-Chief Executive Officer           March 30, 2000
-------------------------
    J. Tyler Cassity         (Technology, Research and Development)


/s/   Howard A. Wittner      Chairman of the Board,               March 30, 2000
-------------------------
    Howard A. Wittner        Director and Secretary


/s/   Randall K. Sutton      Vice President, Chief Financial      March 30, 2000
-------------------------
    Randall K. Sutton       Officer and Director


/s/   Paul J. Gallant        Director                             March 30, 2000
-------------------------
    Paul J. Gallant

/s/   John J. Gorman         Director                             March 30, 2000
-------------------------
    John J. Gorman

                     LINCOLN HERITAGE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (including notes applicable to the unaudited periods)





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The Company and Subsidiaries:

Independent Auditors' Report-Deloitte & Touche LLP.......................... F-1

Report of Independent Certified Public Accountants--Killman,
Murrell, and Company, P.C....................................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998................ F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997............................................ F-5

Consolidated   Statements  of  Shareholders'   Equity  and
Comprehensive  Income  for  the  years  ended
December 31, 1999, 1998 and 1997....... .................................... F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 1998 and 1997...................................... F-7

Notes to Consolidated Financial Statements ................................. F-8

                       INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Forever Enterprises, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Forever Enterprises, Inc. and subsidiaries (formerly known as Lincoln Heritage Corporation) (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and of cash flows for the years then ended. Our audits also included the financial statement schedules listed at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Forever Enterprises, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
March 22, 2000
Fort Worth, Texas

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Forever Enterprises, Inc.:

We have audited the accompanying consolidated statement of operations, shareholders' equity and comprehensive income and cash flows of Forever Enterprises, Inc. and subsidiaries (formerly known as Lincoln Heritage Corporation) (a Texas corporation) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Forever Enterprises, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules, II, III, and IV are presented for the purposes of additional analyses and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
March 11, 1998


                            FOREVER ENTERPRISES, INC.

                (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)

                           Consolidated Balance Sheets

                                                        December 31,
                                              1999                      1998

                                       ASSETS


CASH AND INVESTMENTS
   Fixed maturities available for sale
    at fair value (amortized cost
    $109,208,684 and $68,201,939)       $   98,297,844         $      65,628,083
   Equity securities available
    for sale at fair value
    (cost $7,456,488 and $7,939,451)         5,554,318                 7,121,000
   Policyholder loans                       22,707,973                17,257,122
   Cash and cash equivalents                20,168,260                43,824,537
   Note receivable from affiliate            4,000,000                         -
                                         -------------              ------------
     TOTAL CASH AND INVESTMENTS            150,728,395               133,830,742
                                         -------------              ------------

Accrued investment income                      698,549                   463,616
Due premium                                  1,913,575                 1,325,855
Accounts receivable from related party       2,233,043                 1,535,926
Funds withheld by ceding company               334,244                   526,434
Deferred policy acquisition costs, net      20,337,571                16,881,478
Fixed assets, net                            1,646,965                 1,218,352
Cost of policies acquired, net               4,348,375                 3,833,659
Goodwill, net                                  611,567                 1,413,550
Deferred tax assets, net                     7,156,147                 3,364,638
Other assets                                   819,610                 1,004,118
                                         -------------              ------------
     TOTAL                              $  190,828,041         $     165,398,368
                                         =============              ============

(Continued on next page)


                            FOREVER ENTERPRISES, INC.

                (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)

                           Consolidated Balance Sheets

                                   (CONTINUED)

                                                      December 31,
                                           1999                      1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Policy liabilities:
     Future policy benefits             $  125,999,312         $     105,527,178
     Policyholder deposits                  57,502,868                47,163,465
     Claims and benefits payable               350,000                   650,000
     Premiums received in advance            2,129,405                   409,937
                                          ------------              ------------
        TOTAL POLICY LIABILITIES           185,981,585               153,750,580
                                          ------------              ------------

     Income tax payable                        296,743                    49,800
     Accounts payable and accrued expenses     247,234                   656,089
     Accounts payable to related party          57,448                   163,292
     Other liabilities                       1,522,136                 1,964,045
                                          ------------              ------------
        TOTAL LIABILITIES                  188,105,146               156,583,806
                                          ------------              ------------

Commitments and Contingencies (Note 11)

SHAREHOLDERS'  EQUITY:
   Preferred stock ($0.01 par value;
       1,000,000 shares authorized;
       none issued)                                  -                         -
   Common stock ($0.01 par value;
       10,000,000 shares authorized;
       4,533,259 and 4,520,000 shares
       issued and outstanding,
       respectively)                            45,333                    45,200
   Additional paid-in capital                4,903,844                 4,734,350
   Retained earnings                         6,281,897                 6,273,924
   Accumulated other comprehensive
       income (loss)                       (8,508,179)               (2,238,912)
                                        --------------         -----------------
        TOTAL SHAREHOLDERS' EQUITY           2,722,895                 8,814,562
                                        --------------         -----------------

        TOTAL                           $  190,828,041         $    165,398,368
                                        ==============         =================



                                      FOREVER ENTERPRISES, INC.

                          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)

                                Consolidated Statements of Operations

                                                                                  Years Ended December 31,

                                                                             1999                   1998                   1997
                                                                         ------------           ------------           -------------
REVENUES

     Life premiums                                                       $ 45,021,507           $ 41,363,384           $  38,044,470
     Net investment income                                                  9,362,572             10,638,406               6,171,215
     Realized investment gains, net                                         1,438,748              1,935,935               2,666,448
     Other revenue                                                          1,519,200                747,848                       -
                                                                         ------------           ------------           -------------
         TOTAL REVENUES                                                    57,342,027             54,685,573              46,882,133
                                                                         ------------           ------------           -------------

BENEFITS AND EXPENSES
     Death benefits                                                        19,024,821             16,406,422              13,551,459
     Surrender benefits                                                     1,261,807              3,165,939                 115,758
     Increase in future policy benefits                                    13,503,823             12,019,701              16,432,947
     Interest on policyholder deposits                                      2,287,761              1,495,680               1,051,087
     Commissions                                                           16,916,633             16,850,227              11,247,606
     General expenses                                                       9,121,230              7,211,722               5,211,651
     General expenses reimbursed by related party                         (2,684,761)            (2,253,644)             (2,695,091)
     Taxes, licenses and fees                                               1,029,160                948,452                 782,470
     Amortization of cost of policies purchased                               707,368                711,564                 262,188
     Change in deferred acquisition costs, net of amortization            (3,456,093)            (4,326,608)             (1,405,263)
                                                                         ------------           ------------            ------------

     TOTAL BENEFITS AND EXPENSES                                           57,711,749             52,229,455              44,554,812
                                                                         ------------           ------------           -------------

INCOME (LOSS) BEFORE INCOME TAXES                                           (369,722)              2,456,118               2,327,321
                                                                         ------------           ------------           ------------

INCOME TAXES

     Current                                                                  296,743                 49,800               1,752,358
     Deferred                                                                (674,438)               390,659             (1,080,463)
                                                                           ----------           ------------            ------------
     TOTAL INCOME TAX PROVISION (BENEFIT)                                    (377,695)               440,459                 671,895
                                                                         ------------           ------------           -------------

NET INCOME                                                               $      7,973           $  2,015,659           $   1,655,426
                                                                         ============           ============            ============

Basic earnings per share                                                 $          -           $       0.49           $        0.41
                                                                         ============           ============            ============

Diluted earnings per share                                               $          -           $       0.48           $        0.41
                                                                         ============           ============            ============

Weighted average shares outstanding:

Basic                                                                       4,525,812              4,086,667               4,000,000
Diluted                                                                     4,649,659              4,189,804               4,000,000





                                             FOREVER ENTERPRISES, INC.

                                    (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
                                    Consolidated Statements of Shareholders' Equity
                                                and comprehensive income

                                                                   Total                    Additional  Accumulated Other
                                                              Shareholders'      Common      Paid-in     Comprehensive     Retained
                                                                 Equity           Stock      Capital     Income (Loss)     Earnings

Balance, January 1, 1996                                     $    1,856,355  $       1,000  $      40   $   (756,524)   $ 2,611,839

   Transfer to common stock in connection
     with stock split and stock dividend                                  -          9,000          -               -        (9,000)

   Retroactive premium increase treated
     as paid-in capital, net income tax
     expense of $314,884                                          1,259,536              -  1,259,536               -              -

   Benefit of reduction of future commissions
     treated as additional paid-in capital, net
     of tax expense of $332,000                                     816,000              -    816,000               -              -

Comprehensive income (loss), net of tax:

   Net income                                                     1,655,426              -          -               -      1,655,426

   Change in unrealized gains (losses) on
     available for sale securities, net of
     tax of $667,325 and reclassification
     adjustment of $2,666,448                                     1,295,394              -          -       1,295,394              -
                                                                -----------     ----------   --------      ----------     ----------
   Total comprehensive income                                     2,950,820              -          -               -              -
                                                                -----------     ----------  ---------      ----------     ----------
Balance, January 1, 1997                                          6,882,711         10,000  2,075,576         538,870      4,258,265

   Transfer to common stock in connection
     with stock split and stock dividend                                  -         30,000   (30,000)

   Effect of stock options compensation
     recorded for stock option plans, net
     of applicable income tax effect
     of $70,652                                                     137,147                   137,147

   Issuance of common stock                                       2,556,827          5,200  2,551,627

Comprehensive income (loss), net of tax:

   Net income

                                                                  2,015,659                                                2,015,659

   Change in unrealized gains (losses)
     on available for sale securities,
     net of tax of $1,430,978 and
     reclassification adjustment of
     $1,935,935                                                 (2,777,782)                               (2,777,782)
                                                              -------------     ----------  ---------      ----------     ----------
   Total comprehensive loss                                       (762,123)
                                                              -------------     ----------  ---------      ----------     ----------

Balance, December 31, 1998                                        8,814,562         45,200  4,734,350     (2,238,912)      6,273,924

   Effect of stock options compensation
     recorded for stock option plans, net
     of applicable income tax effect
     of $120,822                                                    119,906                   119,906

   Issuance of shares for stock options                              49,721          133       49,588

Comprehensive income (loss), net of tax:

   Net income                                                         7,973                                                    7,973

   Change in unrealized gains (losses)
     on available for sale securities,
     net of tax of $3,229,622 and
     reclassification adjustment of
     $420,147                                                   (6,269,267)                               (6,269,267)
                                                                -----------     ----------  ---------   -------------     ----------
   Total comprehensive loss                                     (6,261,294)
                                                                -----------     ----------  ---------   -------------      ---------
Balance, December 31, 1999                                      $ 2,722,895     $   45,333 $4,903,844    $(8,508,179)   $  6,281,897
                                                               ============       ========  =========     ===========     ==========



                                 FOREVER ENTERPRISES, INC.

                     (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)

                           Consolidated Statements of Cash Flows

                                                                         Years Ended December 31,

                                                                  1999             1998               1997
                                                             ---------------- ---------------- ---------------

OPERATING ACTIVITIES
Net income                                                     $       7,973    $   2,015,659    $   1,655,426
Adjustments to reconcile net income to
cash provided by (used in) operating activities:
   Realized investment gains, net                                 (1,438,748)      (1,935,935)      (2,666,448)
   Gain on sale of policies                                       (1,177,810)        (590,142)               -
   Accretion of discount on investments                             (310,104)      (1,990,046)        (458,056)
   Depreciation and amortization                                   1,072,168          967,513          368,068
   Deferred income taxes                                            (674,418)         390,659         (699,519)
   Deferred compensation                                             200,220          137,147                -
   Changes in operating assets and liabilities (net of
   effects of acquisitions)
     Accrued investment income                                      (112,763)         195,231          (74,020)
     Due premium                                                    (587,720)        (338,421)        (299,497)
     Accounts receivable from related party                         (697,117)      (1,057,564)         188,843
     Funds withheld by ceding company                                192,190          (27,922)        (252,692)
     Deferred policy acquisition costs                            (3,456,093)      (4,326,608)      (1,405,263)
     Other assets                                                    150,098         (484,307)        (627,109)
     Future policy benefits and deposit funds                      5,610,235        1,892,178        5,872,863
     Claims and benefits payable                                    (300,000)         (39,000)         (92,000)
     Premiums received in advance                                  1,719,468          105,466           92,022
     Income tax payable                                              246,943       (1,813,790)       1,441,319
     Accounts payable and accrued expenses                          (453,264)         321,067          106,465
     Accounts payable to related party                              (105,844)         146,202           17,090
     Other liabilities                                              (441,909)        (103,816)       1,250,388
                                                               -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                  (556,495)      (6,536,429)       4,417,880
                                                               -------------    -------------    -------------

INVESTING ACTIVITIES
   Proceeds from sales and maturities of available
     for sale investments                                         66,802,045      342,392,212      166,376,535
   Purchase of available for sale investments                    (83,608,096)    (365,281,067)    (106,684,537)
   Purchase of fixed assets                                         (725,057)        (762,418)               -
   Sale (acquisition) of subsidiary                                3,583,919       (5,041,514)               -
   Net cash received (paid) for acquisition of life policies      (3,533,843)      18,272,718                -
   Increase in policyholder loans issued                          (5,445,370)      (4,298,499)     (10,699,794)
   Other, net                                                       (223,101)        (145,000)               -
                                                               -------------    -------------    -------------
     NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                    (23,149,503)     (14,863,568)      48,992,204
                                                               -------------    -------------    -------------

FINANCING ACTIVITIES
   Capital contributions                                                   -                -        2,075,536
   Proceeds from stock offering                                            -        2,556,827                -
   Issuance of shares for stock options                               49,721                -                -
                                                               -------------    -------------    -------------
     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                         49,721        2,556,827        2,075,536
                                                               -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                        (23,656,277)     (18,843,170)      55,485,620

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                            43,824,537       62,667,707        7,182,087
                                                               -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                               $  20,168,260    $  43,824,537    $  62,667,707
                                                               =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                         $      17,562    $   1,975,165    $     311,040
                                                               =============    =============    =============

                            FOREVER ENTERPRISES, INC.

                (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


NOTE 1.  BUSINESS

         Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) (the "Company") is a life insurance holding company primarily engaged in the ownership and operation of life insurance companies. The Company also acquires existing life insurance policies either through direct purchase or the acquisition of insurance companies. The Company's life insurance operations are conducted through its wholly owned life insurance subsidiaries which are subject to regulation by the state insurance department where they are licensed and undergo periodic examinations by those departments.

         The majority of the Company's life insurance premiums are derived from the issuance of insurance policies to fund prearranged funeral contracts sold by National Prearranged Services, Inc. ("NPS"), a related party, and National Prearranged Services Agency, Inc.("NPS Agency"). Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. National Prearranged Services or National Prearranged Services Agency is the assignee and beneficiary of substantially all policies issued directly or assumed by the Company in connection with prearranged funeral contracts.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Memorial and Lincoln, and results of operations for New Life through October 28, 1999, the date of its sale. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

         In order to increase the Company's return on investments and improve its liquidity, the Company enters into overnight reverse repurchase agreements. The Company purchases U.S. Treasury notes under agreements to resell such U.S. Treasury notes on a daily basis. The Company does not take possession of any securities and records such purchases as a book entry only. The amount at risk on a daily basis, in the event of default by the counterparty, is minimal as the carrying value of the underlying securities approximates the fair value of such securities. At December 31, 1999 and 1998, the carrying amount of overnight reverse repurchase agreements was $6,506,872 and $4,274,884, respectively.

Goodwill

         Goodwill represents the excess of cost over the fair value of net assets acquired in acquisitions accounted for by the purchase method. Such amounts are being amortized on the straight-line basis as charges to income over 5 to 25 years. Amortization expense was $68,356, $62,337 and $22,748 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization was $267,181 and $198,825 as of December 31, 1999 and 1998, respectively.

         The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified.

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

         For limited payment contracts, net premiums are recorded as revenue and the difference between the gross premium received and the net premium is deferred and recognized in a constant relationship to the insurance in-force.

         Benefits and expenses are recognized as a level percentage of earned premiums by providing for future policy benefits and amortizing deferred acquisition costs.

Reinsurance

         The Company's subsidiaries have coinsurance and modified coinsurance agreements with reinsurers to increase their statutory surplus for regulatory purposes. The terms of reinsurance agreements provide for all of the insurance risk associated with the business ceded to be transferred to the reinsurer. The purpose of the agreements is to allow the Company's insurance subsidiaries to take credits for reserves ceded to the reinsurer which provides increases in the insurance company's statutory surplus. The agreements provide for the profits of the reinsured business to decrease the amount of the reserve credit taken, thereby decreasing the insurance company's statutory surplus. Any losses are retained by the reinsurer for which a risk charge is paid. The effect of these agreements is that statutory surplus for the Company's insurance subsidiaries was $8,814,366 and $10,450,767 greater at December 31, 1999 and 1998, respectively, than what it would have been without these agreements. Since the primary liability of the Company to the insured has not been discharged through these agreements and no assets have been transferred, all reinsurance transactions except for the risk charge have been eliminated in the accompanying consolidated financial statements. The risk charge is recognized as reinsurance premiums ceded.

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

Participating Policies

         Participating policies represented 78% and 80% of the life insurance in-force at December 31, 1999 and 1998, respectively. Determination of dividends on participating policies is not dependent on any factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. Policyholder dividends of $108,396 and $90,335 were paid for the years ended December 31, 1999 and 1998, respectively. No policyholder dividends were paid during 1997.

Income Taxes

         Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance is included in income. In assessing the realization of deferred income taxes, consideration is given as to whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily upon generating future taxable income during the periods in which the temporary differences become deductible.

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

Stock Splits and Earnings Per Share

         On April 6, 1998, the Company effected a 3.2-for-1 stock split, in the form of a stock dividend, and on August 18, 1998, the Company declared and paid a 25% stock dividend resulting in 4,000,000 shares of common stock issued and outstanding. The earnings per share of the Company for all periods presented have been computed as if these stock splits and dividends occurred at January 1, 1997. The diluted earnings per share are computed using the treasury stock method unless the effect is anti-dilutive. The 103,137 increase in the number of shares from basic to diluted in 1998 is a result of the options outstanding. There were no factors that affected the net income amount in the earnings per share computation.

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

New Accounting Standards

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments (SOP 97-3). SOP 97-3 provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. SOP 97-3 is effective for financial statements of fiscal years beginning after December 15, 1998. The adoption of SOP 97-3 did not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements, but does not expect such implementation to have a material adverse effect on its financial position, results of operations or cash flows.

     NAIC Codification- In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company has not finalized the quantification of the effects of the Codification on its statutory financial statements.

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

         Effective April 1, 1998, the Company coinsured a block of life insurance and annuity policies from World Insurance Company (the "World Block"). The reserves on the block of business consisted of approximately one-third deferred annuities, one-third interest sensitive life insurance, which is accounted for as investment contracts using deposit accounting, and one-third traditional whole life insurance. The Company assumed approximately $21,909,000 of insurance and annuity reserves in exchange for receiving $19,941,000 in assets. The net liabilities assumed, $1,968,000, plus other costs related to the coinsurance of the World Block in the amount of approximately $38,000 have been shown as additions from acquisitions to the cost of policies acquired.

NOTE 4.  INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 1999 were as follows:


                                        Cost or           Gross           Gross        Estimated
                                       Amortized         Unrealized     Unrealized        Fair
                                          Cost             Gains          Losses         Value

Fixed maturity securities

   U.S. government                     $ 15,085,267   $      1,068  $  (2,058,234)    $13,028,101
   Mortgage backed securities            81,183,072        327,372     (7,869,931)     73,640,513
   Corporate bonds                       12,940,345        129,157     (1,440,272)     11,629,230
                                       ------------   ------------   ------------    ------------
     Total fixed maturity securities    109,208,684        457,597    (11,368,437)     98,297,844
Equity securities                         7,456,488          5,120     (1,907,290)      5,554,318
                                       ------------   ------------   ------------    ------------

     Total                             $116,665,172   $    462,717   $(13,275,727)   $103,852,162
                                       ============   ============   ============    ============

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 1998 were as follows:


                                        Cost or        Gross          Gross       Estimated
                                       Amortized      Unrealized    Unrealized     Fair
                                         Cost           Gains         Losses       Value

Fixed maturity securities

   U.S. government                     $11,455,626   $   468,009   $  (184,543)   $11,739,092
   Mortgage backed securities           48,792,515       350,168      (483,129)    48,659,554
   Corporate bonds                       7,953,798             -    (2,724,361)     5,229,437
                                       -----------   -----------   -----------    -----------
     Total fixed maturity securities    68,201,939       818,177    (3,392,033)    65,628,083
Equity securities                        7,939,451     1,138,873    (1,957,324)     7,121,000
                                       -----------   -----------   -----------    -----------

     Total                             $76,141,390   $ 1,957,050   $(5,349,357)   $72,749,083
                                       ===========   ===========   ===========    ===========

         Unrealized gains (losses) included in accumulated other comprehensive income (loss) are reported net of tax effect of $3,229,622 and $1,153,395 in 1999 and 1998, respectively.

         The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1999, by contractual maturity date are shown below. Expected maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                         December 31,1999
                                               Amortized             Estimated
                                                 Cost               Fair Value


         In one year or less                $   1,998,822        $   1,996,490
         In years two through five              4,846,963            4,199,653
         In years six through ten               8,749,272            8,220,456
         After ten years                       12,430,555           10,240,733
         Mortgage backed securities            81,183,072           73,640,512
                                             -------------        -------------

                  Total                      $109,208,684        $  98,297,844
                                             =============        =============

         Investments in fixed maturities or equity securities in any single entity with unrealized losses of more than 10% of shareholders' equity at December 31, 1999 other than investments issued or guaranteed by the United States government or a United States government agency, were as follows:


                                                    December 31, 1999
                                             Amortized             Estimated
                                               Cost               Fair Value
                                                                C>
         Standard Management Corporation     $   1,880,696       $   1,588,875
         Waste Management Inc.                   1,485,797           1,187,550
         Rite Aid Corporation                    1,014,908             680,000
         Transnational Financial
            Network Corporation                    937,800             220,000

         The Company invests in both investment grade and below investment grade fixed maturity securities. At December 31, 1999, less than 1% of the book value of the Company's fixed maturity investments consisted of below investment grade securities.

         Assets with a fair value of $6,237,811 at December 31, 1999, were on deposit with various state regulatory authorities. Assets with a fair value of $74,596,133 at December 31, 1999, were restricted as to use for the acquired Woodmen Block, World Block, the FSLife Block, and other assumed business.

         Major categories of investment income consisted of the following:


                            Years Ended December 31,

                                1999                 1998                  1997
                         --------------          ----------            ---------
Fixed maturities     $      7,342,209    $       7,700,956          $  5,183,674
Equities                       67,732              292,440                     -
Policyholder loans          1,226,718              774,306               243,879
Short-term investments        954,645            2,065,800               857,434
                           -----------         ------------         ------------
Gross investment income     9,591,304            10,833,502            6,284,987
Investment expenses           228,732               195,096              113,772
                           -----------         ------------        -------------
  Net investment income  $   9,362,572       $   10,638,406    $       6,171,215
                         ==============      ===============       =============

         Gross realized investment gains consisted of the following:


                            Years Ended December 31,

                                   1999           1998                  1997
                               ----------  ----------------    -----------------

Gross realized gains $          6,367,307   $    4,198,392         $   2,929,348
Gross realized losses          (4,928,559)      (2,262,457)            (262,900)
                        ------------------  ---------------     ---------------
     Net realized
       investment gains  $      1,438,748    $   1,935,935         $   2,666,448
                         ================   ===============     ================

         Proceeds from disposals of investments in fixed maturity and equity securities during the years ended December 31, 1999, 1998, and 1997 were $62,736,799, $342,392,212, and $162,383,038, respectively.

NOTE 5.  REINSURANCE

         Reinsurance contracts do not relieve the Company from its obligation to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Consequently, allowances are established for amounts due from reinsurers that are deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurance insolvencies. Reinsurance receivables were $45,000 and $11,000 at December 31, 1999 and 1998, respectively. Reinsurance payables were $435,000 and $235,000 at December 31, 1999 and 1998, respectively.

         The effect of reinsurance on premiums earned were as follows:


                            Years Ended December 31,

                             1999                 1998                   1997
                     -----------------       --------------        -------------

Direct                 $    44,632,539     $    40,441,151         $  34,925,424
Reinsurance assumed            911,890           1,212,257             3,371,830
Reinsurance ceded            (522,922)           (290,024)             (252,784)
                         --------------       -------------          -----------
     Life premiums earned   45,021,507      $   41,363,384         $  38,044,470
                          ============       ==============          ===========


         Death benefits incurred on the business assumed were $849,093, $818,793 and $2,257,286 for the years ended December 31, 1999, 1998 and 1997, respectively. Recoveries of death benefits under reinsurance agreements were $599,147 during 1999 and insignificant during 1998 and 1997.

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

(iii) The carrying value of accounts receivable and payable and premiums received in advance approximates fair value due to their relatively short maturities; and

(iv) The carrying amount of policyholder deposits approximates their fair value due to the Company's ability to adjust the rate at which interest is credited to the accounts.

Policyholder loans have an interest rate of 8% as of December 31, 1999 and 1998, and have no specified maturity dates. These loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

         The  fair  value  and  carrying  amount  of  the  Company's   financial
instruments are presented as follows:


                                                           December 31,

                                                     1999                    1998
                                      --------------- ------------- ----------  ---------
                                             Fair       Carrying         Fair       Carrying
                                            Value        Amount         Value        Amount

Cash and cash equivalents                 $20,168,260   $20,168,260   $43,824,537   $43,824,537
Fixed maturity securities                  98,297,844    98,297,844    65,628,083    65,628,083
Equity securities                           5,554,318     5,554,318     7,121,000     7,121,000
Note receivable from affiliate              4,000,000     4,000,000             -             -
Accounts receivable                         2,233,043     2,233,043     1,535,926     1,535,926
Policyholder loans                         22,707,973    22,707,973    17,257,122    17,257,122
Policyholder deposits                      57,502,868    57,502,868    47,163,465    47,163,465
Premiums received in advance               2,129,405      2,129,405       409,937       409,937


NOTE 7.  DEFERRED POLICY ACQUISITION COSTS AND COSTS OF POLICIES ACQUIRED

Deferred Policy Acquisition Costs

         Deferred policy acquisition costs ("DPAC") and the components of the change in DPAC were as follows:



                                       Years Ended December 31,
                                 1999             1998           1997
                            -------------    -------------     -----------

Balance, beginning of year   $ 16,881,478    $ 12,554,870    $ 11,149,607
Change in balance:
  Deferrals                     8,153,806       8,926,805       4,161,506
  Amortization                 (4,697,713)     (4,600,197)     (2,756,243)
                             ------------    ------------    ------------
  Net change                    3,456,093       4,326,608       1,405,263
                             ------------    ------------    ------------

Balance, end of year         $ 20,337,571    $ 16,881,478    $ 12,554,870
                             ============    ============    ============

         Approximately 90% of deferred costs are commissions paid to NPS, a related party, or NPS Agency. Other costs include expenses related to the acquisition and issuance of new policies, such as the printing of policy forms and underwriting expenses.

Cost of Policies Acquired

         The cost of policies acquired ("CPA") and the components of the changes were as follows:


                            Years Ended December 31,

                                            1999                       1998
                                       ---------------                ----------
Balance, beginning of year                 $ 3,833,659              $ 3,249,365
Additions from acquisition                   2,544,274                2,205,716
Gross amortization                          (1,041,268)              (1,047,244)
Interest                                       333,900                  335,680
CPA on policies sold                        (1,322,190)               (909,858)
                                          ------------               -----------
Balance, end of year                       $ 4,348,375              $ 3,833,659
                                          ============               ===========

         Interest is accrued on the unamortized balance of CPA at 7.5%. Approximately 8.1% of the balance at December 31, 1999 is expected to be amortized during each of the next five years.

NOTE 8.  CLAIMS AND BENEFITS PAYABLE

         Activity in the liability for life claims and benefits payable was as follows:

                                    Years Ended December 31,

                               1999               1998            1997
                          ------------      ------------    ------------

Balance at January 1  $        650,000 $         689,000   $     781,000

Incurred related to:
     Current year           18,954,845        16,387,714      13,573,754
     Prior year                 69,976            18,708        (22,295)
                     -----------------   ---------------     -----------
         Total incur        19,024,821        16,406,422      13,551,459
                     -----------------   ---------------     -----------

Paid related to:
     Current year           18,070,845        15,737,714      12,887,754
     Prior year              1,253,976           707,708         755,705
                     ----------------- -----------------     -----------
         Total paid         19,324,821        16,445,422      13,643,459
                     ----------------- -----------------    ------------

Balance at December 31  $     350,000  $         650,000   $     689,000
                     =================   ===============    ============

        The development of prior year claims reflects normal changes in actuarial estimates.

NOTE 9.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                  December 31,

                                                   1999                 1998
                                           ------------------     --------------
Furniture and equipment                     $        334,632      $      316,659
Data processing equipment                            722,472             549,686
Software                                           1,264,197             729,901
                                           ------------------     --------------
                                                   2,321,301           1,596,246
Accumulated depreciation                           (674,337)           (377,894)
                                           ------------------     --------------
                                           $        1,646,964     $    1,218,352
                                           ==================     ==============

Depreciation expense was approximately $296,000, $194,000 and $83,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 10.  INCOME TAXES

         The provision for income taxes (benefits) gives effect to permanent differences between income for financial reporting purposes and taxable income. Accordingly, the effective income tax rate is less than the statutory federal corporate rate. A reconciliation of the statutory income tax rate to the effective tax rate is as follows:


                                                    Years Ended December 31,

                                              1999             1998               1997
                                          --------------   -------------      ----------
Tax (benefit) at statutory rate            (166,213)          835,080            791,289
Small life insurance company deduction     (493,401)         (619,154)          (126,920)
Gain on sale of affiliate                   245,810                 -                  -
Other                                        36,109           224,533              7,526
                                        ------------        ------------    ------------
Total tax expense (benefit)       $        (377,695)      $   440,459      $     671,895
                                       =============      ============    ==============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:


                                  December 31,

                                                        1999                      1998
                                                 --------------              -------------

Deferred tax assets:

Non life losses                             $           967,025         $          728,753
Net unrealized losses
on available for sale securities                      4,229,958                  1,153,395
Policy reserves and policy funds                      8,162,931                  7,991,569
Other liabilities                                             -                     48,112
                                                 --------------             --------------
     Subtotal                                        13,359,914                  9,921,829

Valuation allowance                                   (805,739)                (3,320,670)
                                                 --------------             --------------

     Total deferred tax assets,
      net of valuation allowance                     12,554,175                  6,601,159
                                                 ---------------             -------------

Deferred tax liabilities:

Deferred policy acquisition costs                     5,241,833                  2,532,571
Other assets                                            156,195                    703,950
                                                 ---------------             -------------
Deferred tax liabilities                              5,398,028                  3,236,521
                                                 ---------------             -------------

     Net deferred tax assets                  $       7,156,147         $        3,364,638
                                                 ===============             =============

         The valuation allowance has been provided to reduce deferred tax assets to an amount that management believes is more likely than not recoverable.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases office space under two noncancelable lease agreements accounted for as operating leases. Rental expense on operating leases (exclusive of other expenses payable under the leases) was approximately $810,000, $710,000 and $550,000 for the years ended December 31, 1999, 1998, and
1997, respectively. Future minimum lease payments under the terms of these operating leases at December 31, 1999 are as follows:

         2000            $   843,116
         2001                848,284
         2002                464,614
                         -----------
                         $ 2,156,014

Legal and Other Proceedings

         NPS, an affiliate of the Company, along with New Life had been named defendants in a previously dismissed class-action lawsuit that was refiled during 1996 in St. Louis, Missouri, City Circuit Court. The suit involved a challenge to NPS's methods of funding pre-arranged funeral contracts with policies issued by the Company. The suit was settled in 1999 with no financial impact to New Life.

         The Company also is subject to various other claims and contingencies arising out of the normal course of business. The Company believes that the total amounts that will ultimately be paid, if any, arising from these claims and contingencies will not have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 12.  RELATED PARTY TRANSACTIONS

         Substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. ("NPS") and National Prearranged Services Agency, Inc. ("NPS Agency"). NPS is a wholly owned subsidiary of National Heritage Enterprises ("NHE") which owns approximately 90% of the outstanding stock of the Company. NPS collects all payments for prearranged funeral contracts and remits such amounts to the Company either directly or through assumed reinsurance.

         In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to NPS and/or NPS Agency. As assignee, NPS and/or NPS Agency remit premiums to and receive policy benefits from the Company. In the State of Missouri, a trust (the "Trust") owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the Trust directs the monies in the Trust as to the purchase of insurance policies. The policy benefits that are paid in the ordinary course of business includes death benefits, surrender benefits and policy loans. The Company is not subject to significant credit risk on the policy loans, since the Company makes no policy loans which exceed the reserves held on the policy securing the loan and the Company has the right to deduct the loan amount from the death benefit payment or from the cash surrender value. Substantially all premiums, death benefits and surrender benefits during the years ended December 31, 1999, 1998 and 1997 were received from or paid to NPS, NPS Agency or the Trust. At December 31, 1999 and 1998, the Company had policyholder loans of $21,045,984 and $15,556,437, respectively, on policies of which NPS or the trusts is the beneficiary.

         The Company's insurance subsidiaries have a contract (the "Contract") with NPS and NPS Agency that obligates the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency. Substantially all commissions incurred during the years ended December 31, 1999, 1998 and 1997, were paid to NPS or NPS Agency. Furthermore, the Company entered into an agreement in April 1998, whereby NPS has agreed to cause all insurance arising out of its prearranged funeral business to be issued by the Company's subsidiaries. Such amounts were $1.2 million and $986,000 for the years ended December 31, 1999 and 1998, respectively.

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

         Effective January 1, 1997, the Company entered into a cost sharing agreement with NPS whereby NPS will reimburse the Company for a portion of certain general and administrative costs paid for by the Company for the benefit of NPS. Costs reimbursed under the agreement were $2,684,761, $2,253,644 and $2,695,091 for the years ended December 31, 1999, 1998, and 1997 respectively.

         Amounts receivable from NPS at December 31, 1999 and 1998, were $2,233,043 and $1,535,926, respectively. Amounts payable to NPS at December 31, 1999 and 1998, were $57,448 and $65,000, respectively.

         Note receivable from affiliate represents a note receivable in the amount of $4,000,000 from Forever Network, Inc. Principal and interest at prime (8.5% at December 31, 1999) plus 1% is due quarterly beginning March 31, 2000. On March 9, 2000, Forever Network, Inc. was acquired by the Company. See Note 18, Subsequent Events below.

         The majority shareholder of the Company has the right to cause the Company to register the majority shareholder's shares of common stock under the Securities Act of 1933, for resale, at the expense of the Company.

     Effective February 1, 1998, the Company purchased all of the assets of C. Mitchell Co., Inc. for $145,000. The unpaid balance of the purchase price bears interest at the rate of eight percent (8%) and is included as accounts payable to related parties. In connection with the sale of the assets of C. Mitchell Co., Inc., Clif Mitchell, a current executive officer of Lincoln and Memorial, entered into a non-compete agreement with the Company for the sum of $60,000 payable in 15 equal installments beginning April 1, 1998.

NOTE 13.  EMPLOYEE BENEFIT PLAN

         The Company offers all of its employees who meet certain eligibility requirements a savings plan (the "401K Plan") under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter into a written salary deferral agreement under which an employee makes contributions to the 401K Plan. The Company matches 12% of the employees' contribution up to 6% of their salary. For the years ended December 31, 1999, 1998, and 1997 the Company contributed $19,114, $8,683 and $5,170, respectively, to the 401K Plan.

NOTE 14.  CONCENTRATIONS OF RISK

         At December 31, 1999 and 1998, the Company had significant investments in fixed maturity and short-term securities that are either direct obligations of the U.S. Government or an agency authorized by the U.S. Government. The Company periodically has significant investments in demand deposits in banks and other financial institutions that exceed federally insured amounts. The Company had accounts receivable from NPS and NPS Agency of $2,233,043 and $1,535,926 at December 31, 1999 and 1998, respectively. In addition, at December 31, 1999 and 1998 the Company had policyholder loans outstanding of $21,045,984 and $15,556,437, respectively, on policies of which NPS is the beneficiary. The policy loans are collateralized by the policy cash surrender values.

NOTE 15.  STATUTORY ACCOUNTING INFORMATION

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

                            Years Ended December 31,

                                    1999             1998                1997
                            ---------------       -------------     ------------
Net income (loss)         $      14,831,984    $    (1,775,721) $      530,509
Shareholders' equity              6,674,307          7,815,609       7,863,137

         The ability of the life insurance subsidiaries to pay dividends or make other distributions is restricted by state insurance laws. Determining factors include, but are not limited to, net income after tax and shareholder's equity as reported on a statutory basis. At December 31, 1999, no amounts were available for transfer to the parent company by dividend, loan or advance, without prior regulatory approval. There have been no cash dividends paid by the life insurance subsidiaries to the parent since the formation or acquisition of the insurance subsidiaries.

NOTE 16.  ACQUISITIONS AND DISPOSITIONS

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

         Effective October 1, 1999, the Company purchased all of the outstanding shares of capital stock of Funeral Security Life Insurance Company ("FSLife") for $5.0 million. As of such date, FSLife had approximately $30 million in assets and $28 million in liabilities. The excess of the purchase price over the fair value of assets acquired was recorded as an addition to the cost of policies acquired. The results of operations of FSLife for the period subsequent to October 1, 1999 have been included in the Company's consolidated statements of operations. Upon completion of the acquisition, the common stock of FSLife was retired and FSLife was merged into the Company.

         The following table illustrates the unaudited proforma results of the Company as if the acquisition was effective at January 1, 1998:

                                        1999                      1998
                                  ---------------         ----------------

Total revenues                $       58,639,213         $      56,634,686
Net income                    $          132,821         $       2,201,590
Basic earnings per common share              .03                       .54
Diluted earnings per common share            .03                       .53

         During 1999, the Company retroceded, through a coinsurance agreement, 50% of the life insurance assumed from FSLife to Alabama Reassurance Company, which resulted in a gain of approximately $1.4 million.

         On October 28, 1999, the Company completed the sale of its insurance subsidiary, New Life Insurance Company for approximately $5 million. Since all of the business of New Life Insurance Company is reinsured by another of the Company's insurance subsidiaries, the sale of New Life Insurance did not have a material effect on the Company's financial position, results of operations or cash flows.

         On October 25, 1999, the Company entered into an agreement to purchase all the outstanding shares of Dixie National Life Insurance Company ("Dixie") for an estimated purchase price of approximately $10 million. Pursuant to the agreement, the actual purchase price will be based upon, among other items, an adjusted value of stockholder's equity of the aquiree. Dixie's insurance operations consists of a closed block of life and annuity policies. Dixie had approximately $35.5 million in assets and $32.0 million in liabilities as of September 30, 1999. The completion of the purchase is subject to regulatory approval .

NOTE 17.  STOCK OPTIONS

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

         The Company recognizes compensation expense for stock options granted to employees following the guidance of APB No. 25 and recognizes compensation expense for stock options granted to non employees in accordance with SFAS No.
123. The Company recognized compensation expense of approximately $127,000 and $115,000 for the years ended December 31, 1999 and 1998, respectively, related to awards for employees, and $110,000 and $93,000 for the years ended December 31, 1999 and 1998, respectively, related to awards to non-employees. All options were granted prior to the Company's initial public offering. Therefore, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair market value of the options granted to non-employees was estimated on the date of grant using the minimum value approach. The expected life of the options was
7.5 years, the risk-free interest rate used was 6% and there were no assumptions as to volatility or dividend yield. The effect of applying SFAS No. 123 is not necessarily indicative of the effects on future years due to, among other things, the vesting period of the stock options.

         Had the Company implemented SFAS No. 123, the Company's pro forma net income, and earnings per share would have been as follows:

                                                                 December 31,

                                                             1999                      1998

                                                    ------------------         ----------

Net income

     As reported                               $             7,973         $       2,015,659
     Proforma                                              (21,865)                1,988,864
Net income per share
     Basic

         As reported                                             -                     (.49)
         Proforma                                                -                     (.49)
     Diluted

         As reported                                             -                     (.48)
         Proforma                                                -                     (.47)

A summary of the Company's stock option activity is as follows:

                                                                        Number                    Option
                                                                           of                      price
                                                                        shares                   per share
                  Balance at January 1, 1999                                 395,750         $            3.75
                  Granted                                                         -0-        $               -
                  Forfeited                                                  (50,875)        $            3.75
                  Exercised                                                  (13,259)        $            3.75
                                                                  -------------------        -----------------
                  Outstanding at December 31,1999                            331,616         $            3.75
                                                                  ==================         ==================

                  Options exercisable at December 31, 1999                    82,904
                                                                  ==================

                  Available for future grant                                 855,125
                                                                  ==================


NOTE 18.  SUBSEQUENT EVENTS

     On March 9, 2000, the shareholders of the Company adopted an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from Lincoln Heritage Corporation to Forever Enterprises, Inc.

     On March 9, 2000, the shareholders of the Company approved a stock acquisition agreement to acquire all of the issued and outstanding shares of common stock of Forever Network, Inc. ("Forever Network", formerly Forever Enterprises, Inc.) from National Heritage Enterprises ("NHE"). Forever Network owns and operates funeral home and cemetery properties with approximately $12.4 million in assets as of September 30, 1999 and approximately $2.1 million in revenues and approximately $13,000 in net income for the nine months ended September 30, 1999. In exchange for the Forever Network shares, the agreement provided for the issuance of common stock of the Company with a market value of $12.0 million, provided that the Company would not be obligated to issue more than 2.4 million shares based on the closing price of the Company's stock on the trading day immediately preceding the day on which the acquisition is consummated. Based on the closing market price of $5.00 on the Company's stock on March 8, 2000, the Company issued 2,400,000 shares of its common stock to NHE. Upon consummation of the acquisition, NHE's ownership of the Company increased from 4,000,000 shares to 6,400,000 shares or approximately 92.3% of all the issued and outstanding shares of the Company. The acquisition will be accounted for in a manner similar to the pooling-of-interests method of accounting.
NOTE 19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for 1999 and 1998:

                          Year Ended December 31, 1999

                                       First          Second            Third           Fourth

Life premiums                        $ 9,713,272    $ 11,307,182   $ 12,337,243    $ 11,663,810
Net investment income                  2,798,908       2,355,602      2,372,410       1,835,652
Realized investment gains               (685,123)      1,539,818       (701,693)      1,285,746
Net income (loss)                     (1,409,746)        768,067       (417,771)      1,067,423
Basic earnings (loss) per share            (0.31)           0.17          (0.09)           0.24
Diluted earnings (loss) per share          (0.31)           0.17          (0.09)           0.23



Losses of approximately $1.6 million, $1.0 million and $600,000 were recognized and related to the Company's investment in Autobond during the first, second, and third quarter of 1999, respectively. The third quarter 1999 included a gain from the sale of a portion of the FSLife Block of approximately $1.2 million.

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




Schedule II

                  Condensed Financial Information of Registrant
                   Forever Enterprises, Inc. (Parent Company)
                            Condensed Balance Sheets

                                                     December 31,
                                              1999                       1998

                                        Assets

Cash and cash equivalents               $    486,661               $     508,774
Accounts receivable                           35,000                      40,000
Accounts receivable from related party        80,316                      65,000
Investment in life insurance subsidiaries  4,939,319                   9,899,154
Deferred tax assets, net                     599,158                     330,752
Other assets                                 173,806                           -
                                           ---------                  ----------
              Total                     $  6,314,260               $  10,843,680
                                           =========                  ==========


                      Liabilities and Shareholders' Equity

Accrued expenses                        $          -               $     155,949
Accounts payable to related party          3,591,365                   1,873,169
                                        -------------               ------------
            Total liabilities              3,591,365                   2,029,118

Shareholders' Equity:

Preferred stock ($.01 par value;
     1,000,000 shares authorized,
      none issued)                                 -                           -
Common Stock ($0.01 par value; 10,000,000
     shares authorized; 4,533,259 and
     4,520,000 shares issued
     and outstanding, respectively            45,333                      45,200
Additional paid-in capital                 4,903,844                   4,734,350
Retained earnings                          6,281,897                   6,273,924
Accumulated other comprehensive
 income (loss)                           (8,508,179)                 (2,238,912)
                                        ------------               -------------

            Total shareholders' equity     2,722,895                   8,814,562
                                         ------------               ------------

              Total                     $  6,314,260               $  10,843,680
                                         ============               ============



Schedule II

                  Condensed Financial Information of Registrant
                    Forever Enterprises, Inc (Parent Company)
                       Condensed Statements of Operations

                            Years Ended December 31,

                                       1999             1998              1997
                                    ------------    -----------      -----------

Revenues

Net investment income             $    22,865       $    13,514      $         -
                                  -----------       -----------      -----------
       Total revenues                  22,865            13,514                -
                                  -----------       -----------      -----------

Expenses

General expenses                    1,672,944         1,194,114                -
                                  -----------       -----------      -----------
       Total expenses               1,672,944         1,194,114                -
                                  -----------       -----------      -----------

Loss before income taxes and
       equity in undistributed
       net income of subsidiaries (1,650,079)       (1,180,600)                -

Income taxes

   Current                                  -          (70,652)                -
   Deferred                         (348,720)         (330,752)                -
                                 ------------      ------------     ------------
       Total income tax benefi      (348,720)         (401,404)
                                                   ------------      -----------

Loss before equity in undistributed
       net income of subsidiaries (1,301,359)         (779,196)                -

Equity in undistributed net
       income of subsidiaries       1,309,332         2,794,855        1,655,426
                                  -----------       -----------      -----------


Net income                        $     7,973       $ 2,015,659      $ 1,655,426
                                  ===========       ===========      ===========



Schedule II

                  Condensed Financial Information of Registrant

                    Forever Enterprises, Inc (Parent Company)

                       Condensed Statements of Cash Flows

                            Years Ended December 31,

                                          1999              1998          1997
                                       -----------      -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $     7,973      $ 2,015,659  $ 1,655,426

Adjustments  to  reconcile   net
 income  to  net  cash  provided
 by  operating activities:

Deferred income taxes                    (348,720)        (330,752)            -
Stock options issued                       200,220          137,147            -
Increase (decrease) in
accounts receivabl                           5,000         (40,000)            -
Increase in other assets                 (173,806)                -            -
Increase in accounts receivable
 and payable to related party            1,702,880        1,808,169            -
Increase in accrued liabilies            (155,949)          155,949            -
Equity in undistributed net
income of subsidiaries                 (1,309,332)      (2,794,855)  (1,655,426)
                                       -----------      -----------  -----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                 (71,734)          951,317            -
                                      ------------      -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital contributions to subsidiaries        (100)      (3,000,100)            -
                                       -----------      -----------  -----------
NET CASH USED IN INVESTING
     ACTIVITIES                              (100)      (3,000,100)            -
                                       -----------      -----------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from stock offering                 -        2,556,827            -
Issuance of shares for stock option         49,721                -            -
                                       -----------      -----------  -----------
NET CASH PROVIDED BY FINANCING
     ACTIVITIES                             49,721        2,556,827            -
                                       -----------      -----------  -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                     (22,113)          508,044            -

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                     508,774              730          730
                                       -----------      -----------  -----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                       $   486,661      $   508,774  $       730
                                       ===========      ===========  ===========



                                   Schedule II

                  Condensed Financial Information of Registrant

                    Forever Enterprises, Inc (Parent Company)

                     Note To Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Forever Enterprises, Inc., formerly Lincoln Heritage Corporation, and subsidiaries.


Schedule III

                       Supplementary Insurance Information

Segmen  Deferred policy  Future policy   Unearned Other policy Premium       Net          Benefits,    Amortization       Other
           acquisition      benefits,    premiums  claims and  revenue    investment       claims,     of deferred      operating
              costs      losses, claims             benefits                 income       losses and      policy         expenses
                            and loss                 payable                              settlement   acquisition
                            expenses                                                       expenses       costs

Life Insurance:

Year ended
12/31/99 $  20,337,571 $ 181,938,605 $ 2,129,405   $  -0-  $  45,021,507  $ 10,381,173  $  36,078,212   $  4,697,713     $16,935,824

Year ended
12/31/98    16,881,478   152,014,788     409,937      -0-     41,363,384    10,638,406     33,087,742      4,600,197      14,541,516

Year ended
12/31/97    12,554,870   130,145,936     304,471      -0-     38,044,470     6,171,215     31,151,251      2,756,243      10,647,318





Schedule IV

                                   Reinsurance

                             Gross       Ceded to   Assumed        Net        Percentage
                            amount        other    from other      amount        of amount
                                        companies   companies               assumed to net

1999

Life insurance in-force  $264,447,530  $    -0-  $17,697,628    $282,145,158        6%
Premiums                   44,632,539  (522,922)     911,890      45,021,507        2

1998

Life insurance in-force $ 234,294,031  $    -0-  $22,403,847   $ 256,697,878        9%
Premiums                   40,441,151  (290,024)   1,212,257      41,363,384        3

1997

Life insurance in-force  $222,623,591  $    -0-  $ 4,660,362   $ 227,283,953        2%
Premiums                   34,925,424  (252,784)   3,371,830      38,044,470        9



                                  EXHIBIT INDEX

Exhibit

Number                                      Description

3.1(a)Amended and Restated  Articles of Incorporation  of the Company,  filed as
     Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), are hereby incorporated by reference.
3.1(b)Certificate of Amendment of Amended and Restated Articles of Incorporation
     of the Company, are filed herewith.
3.2 By-laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), are hereby incorporated by reference. 4.1 Form of Stock Certificate for Common Stock, filed as Exhibit
     4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference. 4.2 Registration Rights Agreement dated as of April 6, 1998 by and between the Company and National Heritage Enterprises, Inc, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
4.3 Form of Warrant Agreement between the Company and Tejas Securities Group, Inc, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference. 10.1 Lincoln Heritage Corporation 1998 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.2 Exclusivity Agreement dated as of April 1, 1998 by and between the Company and National Prearranged Services, Inc, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.3 Stock Purchase Agreement dated January 26, 1998 by and between Lincoln and NRG Acquisition Partners, L.P, filed as Exhibit 10.3 to the Company's
     Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.4 Award Agreement dated as of August 18, 1998 by and between the Company and Clifton Mitchell, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.5 Cost Sharing Agreement dated as of March 31, 1997 by and among Memorial, Lincoln and NPS, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.6 Cost Sharing Agreement dated as of June 1, 1998 by and between the Company and NPS, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.7 Award Agreement dated as of August 18, 1998 by and between the Company and Brent D. Cassity, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.8 General Agent Contract dated May 12, 1992 and Addendum dated February 19, 1998 by and between the Company and NPS, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.9 Form of Underwriting Agreement, filed as Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.
10.10Stock Acquisition Agreement dated as of December 20, 1999 by and between the Company and National Heritage Enterprises, Inc., filed as Annex B to the Company's Proxy Statement for Special Meeting of Shareholders held on March 9, 2000, is hereby incorporated by reference.
21.1   Subsidiaries of the Company.
23.1   Consent of Deloitte & Touche LLP.
23.2   Consent of Killman, Murrell and Company, P.C.
27.1   Financial Data Schedule (December 31, 1999).