Form 10-Q
period 2000-03-31
FOREVER ENTERPRISES INC
filed 2000-05-24
CIK 1059265

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2000
                              ------------------------------------------



Commission file number                      001-14067
                      --------------------------------------------------

                     FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

              TEXAS                            36-3427454
--------------------------------   -------------------------------------
  (State or other jurisdiction     (I.R.S. Employer Identification No.)
       of incorporation or
          organization)

                          10 S. BRENTWOOD
                      CLAYTON, MISSOURI 63105
------------------------------------------------------------------------
              (Address of principal executive offices)
                             (Zip Code)

                           (314) 726-3371
------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/x/  Yes  / /  No


                                              Number of shares
          Title of class               outstanding as of May 10, 2000
--------------------------------    ------------------------------------
  Common stock, $0.01 par value                  6,933,359

                            FOREVER ENTERPRISES, INC.
                                    FORM 10-Q

                                      INDEX
                                                                  Page
                                                                  ----

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited)
            - March 31, 2000 and December 31, 1999                   3

            Condensed Consolidated Statements of Operations
            (Unaudited) - Three Months Ended March 31, 2000
            and 1999                                                 5

            Condensed Consolidated Statements of Shareholders'
            Equity and Comprehensive Income (Unaudited) -
            Three Months Ended March 31, 2000 and 1999               6

            Condensed Consolidated Statements of Cash Flow
            (Unaudited) - Three Months Ended March 31, 2000
            and 1999                                                 7

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                   8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     13

            Cautionary Statement Regarding Forward-Looking
            Statements                                              13

            Overview                                                13

            Results of Operations                                   15

            Liquidity and Capital Resources                         17

   Item 3.  Quantitative and Qualitative Disclosure About
            Market Risk                                             19

PART II.    OTHER INFORMATION                                       20

   Item 2.  Changes in Securities and Use of Proceeds               20

   Item 4.  Submission of Matters to a Vote of Security Holders     20

   Item 5.  Other Matters                                           20

   Item 6.  Exhibits and Reports on Form 8-K                        21

SIGNATURES                                                          22

EXHIBIT INDEX                                                       23

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  ASSETS

                                                                 MARCH 31,                   DECEMBER 31,
                                                                   2000                          1999
                                                                   ----                          ----

Cash and cash equivalents                                      $ 20,641,781                  $ 24,712,005
Investments - insurance operations                              105,791,619                   103,852,162
Policyholder loans                                               22,807,150                    22,707,973
Trade accounts receivable, net                                    4,041,753                     3,640,921
Other investments                                                 2,069,568                     1,815,400
                                                               ------------                  ------------
   Total cash and investments                                   155,351,871                   156,728,461
                                                               ------------                  ------------



Cemetery property, net                                            3,527,071                     3,568,945
Property and equipment, net                                       5,732,609                     5,497,196
Inventories                                                         412,444                       608,626
Deferred charges, net                                            26,468,428                    24,685,946
Goodwill                                                          2,403,549                     2,147,091
Deferred tax assets, net                                          8,585,111                     7,796,470
Other assets                                                      6,858,656                     8,049,494
                                                               ------------                  ------------
         Total assets                                          $209,339,739                  $209,082,229
                                                               ============                  ============


(continued on next page)




FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     MARCH 31,                DECEMBER 31,
                                                                       2000                       1999
                                                                       ----                       ----

LIABILITIES:

Policy liabilities:
   Future policy benefits                                          $130,201,303              $125,280,583
   Policyholder deposits                                             58,719,247                59,982,273
Deferred preneed revenues                                             3,462,069                 3,456,558
Notes payable                                                         4,482,043                 6,285,290
Other                                                                 6,353,589                 7,027,022
                                                                   ------------              ------------
      Total liabilities                                             203,218,251               202,031,726
                                                                   ------------              ------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
   none issued)                                                              --                        --
Common stock ($.01 par value; 10,000,000 shares authorized,
   6,933,359 and 6,933,259 shares issued and
   outstanding, respectively)                                            69,334                    69,333
Additional paid-in capital                                            9,844,080                 9,691,587
Retained earnings                                                     4,889,604                 5,795,985
Accumulated other comprehensive loss                                 (8,681,530)               (8,506,402)
                                                                   ------------              ------------
   Total shareholders' equity                                         6,121,488                 7,050,503
                                                                   ------------              ------------

   Total liabilities and shareholders' equity                      $209,339,739              $209,082,229
                                                                   ============              ============

                  The accompanying notes are an integral
                    part of the condensed consolidated
                           financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                   --------------------------------------
                                                                       2000                      1999
                                                                       ----                      ----

Revenues                                                           $ 16,966,676              $ 12,183,189
Costs and expenses                                                   10,535,427                 8,238,798
                                                                   ------------              ------------
Gross profits                                                         6,431,249                 3,944,391
Selling, general and administrative                                   7,780,747                 6,596,861
                                                                   ------------              ------------
Loss from operations                                                 (1,349,498)               (2,652,470)
Other income                                                            158,142                    82,160
Interest expense                                                        (91,764)                  (46,854)
                                                                   ------------              ------------
Loss before income taxes                                             (1,283,120)               (2,617,164)
Income tax benefit                                                     (376,739)                 (726,233)
                                                                   ------------              ------------
   Net loss                                                        $   (906,381)             $ (1,890,931)
                                                                   ============              ============

Basic and diluted loss per share                                   $      (0.13)             $      (0.27)
                                                                   ============              ============

Basic and diluted weighted average shares outstanding                 6,933,269                 6,925,812
                                                                   ============              ============


                  The accompanying notes are an integral
                    part of the condensed consolidated
                           financial statements.


FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                   ADDITIONAL        OTHER
                                                                       COMMON       PAID-IN      COMPREHENSIVE      RETAINED
                                                         TOTAL          STOCK       CAPITAL          LOSS           EARNINGS
                                                      -----------      -------     ----------    -------------     -----------

Restated balance, December 31, 1999                   $ 7,050,503      $69,333     $9,691,587     $(8,506,402)     $ 5,795,985

Comprehensive loss, net of tax:

      Net loss                                           (906,381)                                                    (906,381)

      Change in unrealized losses on
       available-for-sale and equity
       securities, net of tax of
       $89,302                                           (175,128)                                   (175,128)
                                                      -----------

   Total comprehensive loss                            (1,081,509)
                                                      -----------

      Effect of stock options compensation
       recorded for stock option plans, net
       of applicable income tax effect
       of $22,728                                          44,119                      44,119

      Issuance of shares for stock options                    375            1            374

      Capital contributions                               108,000                     108,000
                                                      -----------      -------     ----------     -----------      -----------

Balance, March 31, 2000                               $ 6,121,487      $69,334     $9,844,080     $(8,681,530)     $ 4,889,604
                                                      ===========      =======     ==========     ===========      ===========

Restated balance, December 31, 1998                   $11,815,923      $69,200     $6,711,350     $(2,238,912)     $ 7,274,285

   Comprehensive income, net of tax:

      Net loss                                         (1,890,931)                                                  (1,890,931)
      Change in unrealized losses on available-
       for-sale and equity securities,
       net of applicable income
       tax benefit of $1,242,159                        2,411,250                                   2,411,250
                                                      -----------

   Total comprehensive income                             520,319
                                                      -----------      -------     ----------     -----------      -----------

   Balance, March 31, 1999                            $12,336,242      $69,200     $6,711,350     $   172,338      $ 5,383,354
                                                      ===========      =======     ==========     ===========      ===========


                  The accompanying notes are an integral
                    part of the condensed consolidated
                           financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                       -----------------------------------------
                                                                           2000                         1999
                                                                           ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $   (906,381)                 $ (1,890,931)
   Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
      Realized investment (gains) losses                                  (928,412)                      685,123
      Accretion of discount on investments                                 (40,047)                     (127,524)
      Depreciation and amortization                                        230,369                       511,451
      Provision for doubtful accounts                                      (30,000)                           --
      Deferred income taxes                                               (663,962)                     (681,067)
      Deferred compensation                                                 66,846                            --
      Changes in operating assets and liabilities
         Trade accounts receivable                                        (370,832)                       98,038
         Deferred charges                                               (1,340,618)                      246,910
         Cemetery properties                                                41,874                         7,736
         Inventories                                                       196,182                       213,896
         Other assets                                                      932,339                    (2,647,737)
         Future policy benefits and deposit funds                        2,635,807                    (2,018,472)
         Deferred revenues                                                   8,492                            --
         Other liabilities                                                 108,958                      (762,736)
                                                                      ------------                  ------------
   Net cash provided by (used in) operating activities                     (59,385)                   (6,365,313)
                                                                      ------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of available-for-sale
    investments                                                         11,419,007                    22,722,696
   Cost of investments purchased                                       (12,598,796)                  (28,119,683)
   Purchase of fixed assets                                               (338,456)                      (69,524)
   Acquisition of subsidiary                                              (215,462)                           --
   Increase in investment in subsidiaries                                 (337,235)                   (1,869,616)
   Increase in policyholder loans                                          (99,177)                   (1,252,835)
   Other, net                                                             (243,140)                           --
                                                                      ------------                  ------------
         Net cash used in investing activities                          (2,413,259)                   (8,588,962)
                                                                      ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of shares for stock options                                        375                       (30,239)
   Proceeds from (repayment of) long-term debt                          (1,803,247)                    2,025,386
   Contribution to paid in capital                                         108,000                            --
   Increase in accounts payable to affiliates                               97,292                            --
                                                                      ------------                  ------------
         Net cash provided by (used in) financing activities            (1,597,580)                    1,995,147
                                                                      ------------                  ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                     (4,070,224)                  (12,959,128)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                  24,712,005                    43,840,065
                                                                      ------------                  ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                      $ 20,641,781                  $ 30,880,937
                                                                      ============                  ============

SUPPLEMENTAL CASH FLOW INFORMATION
   INCOME TAXES PAID                                                  $    483,643                  $         --
                                                                      ============                  ============

                  The accompanying notes are an integral
                    part of the condensed consolidated
                           financial statements.

                      FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                          -----------

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) and our direct and indirect wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, which differ from statutory accounting practices prescribed or permitted by regulatory authorities.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

   Forever Network, Inc. (formerly known as Forever Enterprises, Inc.) was acquired by us on March 9, 2000. Forever Network, directly and through its subsidiaries, owns and operates funeral homes and cemetery properties and markets, archives and displays digital interactive life stories viewed at grave sites and on the Internet. The acquisition of Forever Network was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the accounts of Forever Network have been included in our accounts for all periods presented. The results of Forever Network are not necessarily indicative of the results of operations that actually would have occurred if the transaction had occurred at the beginning of the earliest period presented.

   On December 8, 1999, Forever Network acquired an additional 45% of
Hollywood Forever, Inc. (through its acquisition of Dartmont Finance,
Inc.) bringing Forever Network's ownership in that entity to 90%. As a result, Hollywood Forever, Inc. is included in our consolidated financial statements as of and for the three months ended March 31, 2000. In
November 1999, Mount Washington Forever, Inc., a wholly owned subsidiary of our company, acquired a cemetery property located in Kansas City, Missouri known as Mt. Washington Cemetery for $200,000. Effective January 1, 2000, 50% of the interest in Mount Washington Forever, Inc. was sold to another party for an equal capital contribution. The accounts of Mount Washington Forever, Inc. have been consolidated with our accounts as of December 31, 1999 and are accounted for using the equity basis beginning January 1, 2000.

   The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Prior period amounts included in the condensed consolidated financial statements have been restated to reflect the accounts of Forever Network, Inc. as if the acquisition had occurred as of the earliest period presented. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the three months ended March 31, 2000. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

                      FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

   The following significant accounting policies are new to our company due to our acquisition of Forever Network, Inc. during the first quarter of 2000.

   Accounts receivable -- Accounts receivable consist of receivables
   -------------------
from cemetery customers who pre-purchase cemetery property and merchandise and are paying the balance on an installment basis. Customers who purchase cemetery property and merchandise on an at-need basis must pay the entire purchase amount at the time of sale.

   Cemetery Property -- Cemetery property consists of developed and
   -----------------
undeveloped cemetery property and is valued at cost. Repairs and maintenance are charged to expense as incurred, whereas major improvements are capitalized. Cemetery property is expensed as sales of cemetery plots occur. Mausoleum inventory is the cost of unsold mausoleum crypts and niches. Mausoleum inventories are expensed as sales of crypts and niches occur. A portion of the cost of the mausoleum is included in buildings in the accompanying financial statements and is being depreciated over the useful life of the mausoleum.

   Depreciation -- Property and equipment are being depreciated using
   ------------
the straight-line method over the estimated useful lives of the various classes of assets that range from 3 to 30 years.

   Deferred Preneed Revenue -- As each preneed funeral contract is entered
   ------------------------
into by us, the face amount of the contract is posted to deferred revenue. At the time of need (fulfillment of the contract) we take into revenue the full amount of the contract.

   Deferred Software Development Costs -- Deferred software development
   -----------------------------------
costs, expended to develop the software used to process and display the Forever biographies, have been deferred and are being amortized over the estimated useful life of the software of three years. Deferred software development costs are included in other assets in the accompanying condensed consolidated balance sheets.

   Revenue/Expense Recognition for Cemetery Operations -- Cemetery
   ---------------------------------------------------
property and merchandise sales are recorded at the time of a completed sales contract. Costs related to such sales are charged to operations at the time the sale is recorded with a corresponding liability recorded representing the cemetery's obligation to purchase the merchandise at the time of need. Costs related to merchandise are based on actual costs incurred or estimated future costs to purchase the merchandise.

                      FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Perpetual Care -- A portion of the proceeds from sales of cemetery property
   --------------
is required by state law to be paid into perpetual care trust funds. In accordance with state laws, we remit amounts to the perpetual care trust after the sale is paid in full. Therefore, we record a liability for amounts to be remitted when contracts are paid in full. Such amounts are recorded in other liabilities in the accompanying condensed consolidated financial statements. Interest income from such perpetual care trust funds is included in other income in the accompanying condensed consolidated financial statements and is intended to defray ongoing maintenance costs. The principal of the trust cannot be withdrawn and, accordingly, is not included in the accompanying financial statements.

   Net Income Per Share -- Our net income per share is computed by dividing
   --------------------
net income by the weighted average number of shares outstanding. Diluted net income per share includes the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. For the quarter ended March 31, 2000, 320,803 options outstanding were considered to be anti-dilutive and were excluded from the calculation of diluted net income per share.

NOTE 3 -- NOTES PAYABLE

   We have a note payable to Allegiant Bank in the amount of $2,137,833 which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (rate was 9.0% per annum at March 31, 2000). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

   We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The current balance outstanding was $220,000 at March 31, 2000. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

   We also have notes payable to companies owned by the previous investment partners in Hollywood Forever, in the amount of $2,271,010 at March 31, 2000. These notes were incurred in connection with the purchase of the additional 45% of Hollywood Forever, Inc. on December 8, 1999. Payments of $28,723 are due monthly until the principal balance of the notes is paid in full. An additional $20,000 is payable monthly beginning in August of 2000 until the principal balances of those corresponding notes is paid in full. The interest rate on these notes is 8.5% per annum.

                      FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

NOTE 4 -- INVESTMENTS

   The cost or amortized cost, gross realized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of March 31, 2000 were as follows:

                                              COST OR          GROSS          GROSS          ESTIMATED
                                             AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                               COST            GAINS          LOSSES           VALUE
                                           ------------     ----------     ------------    ------------
Fixed maturity securities
   Corporate bonds                         $ 15,417,572     $  605,962     $ (1,632,600)   $ 14,390,934
   Mortgage backed securities                81,294,817         51,177       (9,169,115)     72,176,879
   U.S. Government                           14,669,392          7,170       (1,380,097)     13,296,465
                                           ------------     ----------     ------------    ------------
     Total fixed maturity securities        111,381,781        664,309      (12,181,812)     99,864,278

Equity securities                             7,563,671        423,305       (2,059,635)      5,927,341
                                           ------------     ----------     ------------    ------------

   Total                                   $118,945,452     $1,087,614     $(14,241,447)   $105,791,619
                                           ============     ==========     ============    ============

NOTE 5 -- ACQUISITION

   On March 9, 2000, our shareholders approved a stock acquisition agreement to acquire all of the issued and outstanding shares of common stock of Forever Network from National Heritage Enterprises. Forever Network owns and operates funeral home and cemetery properties. In exchange for the Forever Network shares, we issued 2.4 million shares of our common stock with a market value of approximately $12.0 million. Upon consummation of the acquisition, National Heritage Enterprises ownership of our common stock increased from 4,000,000 shares to 6,400,000 shares, or approximately 92.3% of our issued and outstanding shares. The acquisition was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the accounts of Forever Network have been included in our accounts for all periods presented.

THREE MONTHS ENDED MARCH 31, 2000


                                FOREVER
                              ENTERPRISES           FOREVER                            CONSOLIDATED
                         (WITHOUT ACQUISITION)      NETWORK         ELIMINATIONS           TOTAL
                         ---------------------    ----------        ------------       ------------

   Revenues                  $ 15,463,014        $ 1,766,096        $  (262,434)       $ 16,966,676
   Net loss                      (599,195)          (277,604)           (29,582)           (906,381)
   Assets                     194,009,369         20,241,835         (4,911,465)        209,339,739


THREE MONTHS ENDED MARCH 31, 1999

                                FOREVER
                              ENTERPRISES           FOREVER                            CONSOLIDATED
                         (PREVIOUSLY REPORTED)      NETWORK         ELIMINATIONS           TOTAL
                         ---------------------    ----------        ------------       ------------

   Revenues                  $ 11,902,343        $   527,277         $(246,431)        $ 12,183,189
   Net loss                    (1,409,746)          (432,595)          (48,590)          (1,890,931)
   Assets                     164,242,713         11,427,301          (650,005)         175,020,009





                      FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

NOTE 5 -- ACQUISITION (CONTINUED)

TOTAL SHAREHOLDERS' EQUITY                 MARCH 31, 2000      DECEMBER 31, 1999
                                           --------------      -----------------

   Total shareholders' equity, before
    pooling                                 $ 1,994,842           $ 2,722,895
   Equity of Forever Network                  4,287,732             4,459,112
   Intercompany eliminations                   (161,086)             (131,504)
                                            -----------           -----------
   Total shareholders' equity, after
    pooling                                 $ 6,121,488           $ 7,050,503
                                            ===========           ===========

NOTE 6 -- SEGMENT INFORMATION

     We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in this column "Corporate."

THREE MONTHS ENDED MARCH 31, 2000

                             CEMETERY      INSURANCE      CORPORATE     INTERSEGMENT     TOTAL
                             --------      ---------      ---------     ------------     -----

Revenues                   $ 1,766,096   $ 15,454,873     $    8,141    $  (262,434)  $ 16,966,676

Loss before income taxes      (475,056)      (196,943)      (581,539)       (29,582)    (1,283,120)

Total assets                20,241,835    192,587,431      1,421,938     (4,911,465)   209,339,739

THREE MONTHS ENDED MARCH 31, 1999

                             CEMETERY      INSURANCE      CORPORATE      INTERSEGMENT    TOTAL
                             --------      ---------      ---------      ------------    -----

Revenues                   $   527,277   $ 11,720,681     $    5,322      $ (70,091)  $ 12,183,189

Loss before income taxes      (432,595)    (1,860,845)      (275,134)       (48,590)    (2,617,164)

Total assets                11,427,301    163,210,407      1,032,306       (650,005)   175,020,009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

     The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to: (i) our ability to achieve anticipated levels of operational efficiencies for recently acquired companies, cemetery properties or blocks of policies, as well as through other cost-saving initiatives;
(ii) the availability and terms of future acquisitions; (iii) regulatory changes or actions, including those relating to regulation of the sale and pricing of funeral home operations and products and regulation of the sale, underwriting and pricing of insurance products; (iv) increasing competition in the sale of our products; (v) market acceptance of our Forever biography products which have required, and will continue to require, investments in software development and marketing before corresponding levels of anticipated revenues are realized; (vi) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (vii) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (viii) changes in the Federal income tax laws and regulations which may affect the cost of or demand our products; and (ix) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

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

OVERVIEW

     We are a holding company engaged in the ownership and operation of businesses that produce and market multimedia biographies, own and operate cemetery/funeral home properties and market and issue life insurance principally to fund preneed funeral contracts.

     In March 2000, we acquired Forever Network, Inc. (f/k/a Forever Enterprises, Inc.) and its subsidiaries. With the acquisition of Forever Network, we have shifted our focus from the ownership and operation of insurance companies to the new industry of "Memorialization," a modern landscape of virtual memorials and visual, interactive cemeteries. We believe that the death care industry generally has been slow and reluctant to respond to customer needs and desires and that our products and services are innovative and provide foundation on which to build a national Forever brand.

     With our acquisition of Forever Network, Inc. we acquired three cemetery/funeral home properties located in Los Angeles, California and St. Louis and Kansas City, Missouri, a funeral home located in Kirkwood, Missouri that is leased to Service Corporation International and the Cremation Society of St. Louis, the Cremation Specialists of Los Angeles and Cremation Specialists of Kansas City. In addition, Forever Network sells, archives and displays digital interactive life stories viewed at the grave sites and on the Internet at www.forevernetwork.com. Forever
                                       ----------------------
Network currently maintains more than 2,800 client biographies that are available for viewing on the Internet site.

     Our intended strategy is to acquire cemetery/funeral home properties (known as "combination properties") in targeted metropolitan areas, aggressively growing the multimedia biography business through all company properties and the Internet, and further developing the Internet marketing business. We plan to develop the Forever brand to enhance recognition and sales. Any decision to acquire a funeral home or cemetery property will depend on our assessment of various factors. No assurance can be given that we will be successful in consummating any acquisition, or that any acquisition, once completed, will ultimately enhance our results of operations.

     A component of our business strategy is to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever network of families with digital biographies. This will help allow us to quickly develop our Internet business strategy, which will serve to display family archives, educate consumers on memorial products, services and providers, and sell memorial services and merchandise over the www.forevernetwork.com website.
                         ----------------------

     Our plan is to acquire properties in major metropolitan areas, possibly distressed in some way, and needing an aggressive marketing approach. Properties also may be in the form of raw land in a current or developing population center that can support a funeral home/mausoleum structure and with a suitable supply of saleable cemetery land. Acquiring and developing properties in major areas is intended to allow for more rapid expansion of the Forever biography program and marketing of the Internet site. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices.

     We believe we are well positioned to enhance the profitability of the businesses and properties we acquire. With respect to our cemetery/funeral home operations, we believe we can apply tested and proven marketing techniques to produce significant revenue and market share growth. Efficient property operations management should allow for greatly enhanced profitability on newly acquired properties. Demographics and the growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the Web are expected to provide the platform for success of our Internet strategy. Economies of scale through the integration of our systems, administration and purchasing and marketing programs should provide other valuable cost savings to enhance results.

     Our insurance companies will serve to complement the Forever strategy rather than serving as the sole component of the company's operations. Pre-need insurance will be sold over the Internet and at our funeral homes and cemetery properties, as well as through independent funeral homes and our affiliated sales force. Insurance products will be one of many memorialization products that we offer.

     During and prior to 1999, we derived revenues primarily from premiums on insurance policies and our expenses consisted principally of benefits paid or accrued, commissions on the sale of policies and general and administrative costs associated with life insurance company operations. For 2000 and beyond, in addition to our insurance operations, our revenues and expenses will be impacted by our memorialization business.

RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited, condensed, consolidated financial statements and the accompanying notes thereto.

     Our financial highlights were as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                    -----------------------------------------
                                                       2000                           1999
                                                       ----                           ----
                                                                  (IN THOUSANDS)

Premium income                                      $11,664,185                   $ 9,466,841
Net investment income and realized gains              3,447,568                     2,113,785
Cemetery revenue                                      1,766,096                       527,277
Other revenue                                            88,827                        75,286
                                                    -----------                   -----------
    Total revenues                                   16,966,676                    12,183,189
Benefits incurred                                    11,279,288                     7,509,582
Other expenses                                        7,036,886                     7,326,077
Other (income) and expense, net                         (66,378)                       35,306
                                                    -----------                   -----------
    Loss before federal taxes                        (1,283,120)                   (2,617,164)
Income tax benefits                                    (376,739)                     (726,233)
                                                    -----------                   -----------
    Net loss                                        $  (906,381)                  $(1,890,931)
                                                    ===========                   ===========

Loss per share:
    Basic                                           $     (0.13)                  $     (0.42)
    Diluted                                               (0.13)                        (0.41)


                                                  MARCH 31, 2000               DECEMBER 31, 1999
                                                  --------------               -----------------
                                                                 (IN THOUSANDS)

BALANCE SHEET DATA:

Cemetery property, net                             $  3,527,071                  $  3,568,945
Total assets                                        209,339,739                   209,082,229
Total policy liabilities                            188,920,550                   185,262,856
Shareholders' equity                                  6,121,488                     7,050,503

     We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in this column "Corporate."

THREE MONTHS ENDED MARCH 31, 2000

                                       CEMETERY       INSURANCE       CORPORATE     INTERSEGMENT        TOTAL
                                       --------       ---------       ---------     ------------        -----

Revenues                             $ 1,766,096    $ 15,454,873     $    8,141     $  (262,434)    $ 16,966,676

Loss before income taxes                (475,056)       (196,943)      (581,539)        (29,582)      (1,283,120)

Total assets                          20,241,835     192,587,431      1,421,938      (4,911,465)     209,339,739





THREE MONTHS ENDED MARCH 31, 1999

                                       CEMETERY       INSURANCE       CORPORATE     INTERSEGMENT        TOTAL
                                       --------       ---------       ---------     ------------        -----

Revenues                             $   527,277    $ 11,720,681     $    5,322     $   (70,091)    $ 12,183,189

Loss before income taxes                (432,595)     (1,860,845)      (275,134)        (48,590)      (2,617,164)

Total assets                          11,427,301     163,210,407      1,032,306        (650,005)     175,020,009

     Cemetery Operations. Cemetery revenues increased approximately $1.24 million, or 234.9%, in the three-month period ended March 31, 2000 compared to the quarter ended March 31, 1999. The increase was largely attributable to Forever Networks' acquisitions of an additional 45% interest in Hollywood Memorial Park Cemetery in December 1999, which brought our total ownership to 90%. Sales for the first quarter of 2000 at each location also increased compared to the same quarter in 1999 due to more effective marketing and increased sales of certain cemetery and memorialization products and services.

     Cost of sales increased $385,597, or 286.9%, from $134,404 in the quarter ended March 31, 1999 to $520,001 in the quarter ended March 31, 2000 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 29.4% for the three months ended March 31, 2000 compared to 25.5% for the three months ended March 31, 1999.

     Selling, general and administrative expenses increased $830,810, or 96.5%, from $860,774 in the quarter ended March 31, 1999 to $1,691,584 in the quarter ended March 31, 2000 due to increased variable selling expenses (as a result of increased sales) and additional administrative cost associated with the acquisition of an additional 45% interest in Hollywood Memorial Park Cemetery and the acquisition of the Mt. Washington Cemetery. As a percentage of revenues, selling, general and administrative costs dropped to 95.8% in the quarter ended March 31, 2000 from 163.3% in the quarter ended March 31, 1999 due to increased revenues, cost saving efforts and increased operating efficiencies.

     Loss before income taxes increased from $432,595 in the quarter ended March 31, 1999 to $475,056 in the quarter ended March 31, 2000.
The operating loss as a percentage of revenues improved to -27.0% in the quarter ended March 31, 2000 from -82% in the quarter ended March
31, 1999. The first quarter of 2000 included $187,709 in interest expense due to increased acquisitions compared to $46,854 in interest expense for the quarter ended March 31, 1999 for an increase of $140,855.

     Total assets increased from $11,427,301 in the first quarter of 1999 to $20,241,835 in the same quarter of 2000 due largely to the acquisition of the additional 45% of Hollywood Forever and the acquisition of the Mt. Washington Cemetery.

     Insurance Operations. Insurance revenues increased approximately $3.7 million, or 32%, in the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999. The increase was attributable to higher levels of new policies issued and in force and an increase in realized gains on investments due to the absence of impairment losses on investments as discussed above.

     Our premium income increased approximately $2.2 million, or 23%, in the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999. The increase was attributable to higher sales volumes and overall number of policies in force.

     Our net investment income and realized gains increased approximately $1.3 million, or 63%, in the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999. In the first quarter of 1999, we recognized impairment losses on certain securities of approximately $1.7 million. We did not recognize any impairment losses during the first quarter of 2000.

     Our benefit expenses increased approximately $3.8 million, or 50%, in the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was due primarily to an increase in future policy benefits due to higher levels of policies in force.

     Operating losses declined $1.7 million, or 89%, in the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999. The improvement in operating performance was due primarily to higher revenue levels without an attendant increase in general expenses.

     Total assets increased $29.4 million from $163.2 million at March 31, 1999 to $192.6 million at March 31, 2000 due to the acquisition of a block of life insurance and annuity policies from Funeral Securities Life Insurance Company in October 1999.

     Corporate. Operating losses increased $306,000, or 111%, in the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999 due to expenses incurred in connection with the acquisition of Forever Network, Inc. and related investment banking services.

     Consolidated. Net loss for the quarter ended March 31, 2000 declined $984,555, or 52.6%, compared to the first quarter of 1999. Net loss per basic share declined to $0.13 per share for the first quarter of 2000 compared to $0.27 for the first quarter of 1999. The decline in the loss for the first quarter of 2000 compared to the first quarter of 1999 was due to increased revenues from our cemetery and insurance operations partially offset by increased operating expenses and acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements for 2000 and in the future will depend upon acquisitions, timing of expansion plans, capital expenditures and mortality experience. We plan to secure capital required for additional cemetery properties, large capital improvement projects and significant technology developments related to the digital biographies and the Internet through equity or debt financing. With properties, the initial capital provided for the purchase and working capital is anticipated to be sufficient to allow the property to cash flow within six to twelve months. Our cemetery properties in St. Louis and Kansas City, Missouri currently generate sufficient cash flow from operations. We anticipate that the Los Angeles, California property acquired by Forever Network in the fourth quarter of 1999 will begin to meet its operating cash requirements within six to twelve months. Such operating cash requirements are currently provided by cash flows from other operations.

     Capital projects on new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be funded through working capital.

     Capital will be required to fund the Internet/technology business plan. Due to the consolidated nature of the biography sales revenue and cost recognition on the accompanying statements, the Internet/technology segment currently is running a cash shortfall and will require some investment capital for a period of time until revenues can be built to approximate cash flow. Margins are expected to be high and overhead relatively low once Internet sales volumes achieve targeted levels. Capital and cash requirements are to be provided by other operations of our company.

     Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the diversity of the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing insurance business over the next twelve months.

     Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings.
Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under generally accepted accounting principles. No amounts are currently available for transfer to the parent company by dividend, loan or advance without prior regulatory approval.

     In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing and such financing may not be available on favorable terms or at all.

     On October 25, 1999, we entered into an agreement to purchase all the outstanding shares of Dixie National Insurance Company for an estimated purchase price of approximately $10 million. Due to our new business strategy, we currently anticipate terminating the agreement with respect to Dixie National Insurance Company. The sole shareholder of Dixie National Life Insurance Company is soliciting new offers with respect to the company.

     The St. Louis, Missouri combination property, Bellerive Forever, has recently completed construction of a new office building and has paid approximately $300,000 toward the total estimated cost of $330,000.
A second phase of the property's mausoleum currently is being planned with construction expected to begin in the fourth quarter of 2000. Capital requirements are expected to be funded through pre-construct sales and additional debt, if necessary.

     The Hollywood combination property, Hollywood Forever, is in the pre-construct phase of a new mausoleum addition. The first phase of construction is not anticipated to begin until spring of 2001. Pre-construct sales and/or additional debt financing are expected to fund the project.

     The Kansas City combination property, Mt. Washington Forever, has completed or is in the process of completing several deferred maintenance projects, including major infrastructure and road repairs, office building renovations and records management. These projects are being funded through an escrow account established as a requirement of the Mt. Washington purchase. Other significant development projects, including a new funeral home/mausoleum combination building, security systems and water features, are expected to be started in 2000 and will be funded through the escrow account, a proposed tax increment financing program and/or additional debt financing.

     The Internet/technology segment of the business has entered into a $60,000 development agreement with an outside firm to enhance the
forevernetwork.com website for work to be completed over the second and
------------------
third quarter of 2000. Capital required will be funded through operations of our company.

     Total cash and investments were $155.4 million and $156.7 million at March 31, 2000 and December 31, 1999, respectively. Changes in the separate components of investment assets were due to the portfolio mix of our investment assets and changes in the fair value of balances in actively managed fixed maturity and equity securities.

     Deferred charges increased $1.8 million from $24.7 million at December 31, 1999 to $26.5 million at March 31, 2000 due to an increase in new policies issued.

     Policy liabilities increased $3.6 million from $185.3 million at December 31, 1999 to $188.9 million at March 31, 2000 due to higher levels of policies in force.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended March 31, 2000, the only sales of our securities were 2.4 million shares of our common stock issued by us in connection with our acquisition of Forever Network, Inc. (f/k/a Forever Enterprises, Inc.) on March 9, 2000. Such shares of stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 9, 2000, a special meeting of our shareholders was held to vote on the following proposals:

     1.   To adopt a proposal to amend our Amended and Restated
Articles of Incorporation to change our corporate name to "Forever Enterprises, Inc."

     2. To approve a stock acquisition agreement, dated as of December 20, 1999, by and between Lincoln Heritage Corporation and National Heritage Enterprises, Inc., and the transactions contemplated thereby. The stock acquisition agreement provided, among other things, for the sale by our principal shareholder, Heritage Enterprises, Inc., to us of all of the issued and outstanding shares of common stock of Forever Enterprises, Inc. In exchange for such stock, we issued to National Heritage Enterprises 2.4 million shares of our common stock.

     Both proposals were approved by our shareholders. The tabulation of the votes were as follows:


          Proposal #       Votes For       Votes Against       Abstain
          ----------       ---------       -------------       -------
               1.          4,510,523            -0-              -0-
               2.          4,226,658            -0-              -0-

ITEM 5.   OTHER MATTERS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). Other members of the death care (memorialization) industry currently are discussing directly with the Commission the application of SAB No. 101. We will evaluate the outcome of those discussions and the corresponding action to be taken. These actions are not expected to have an impact on our consolidated cash flows, but may have an impact on our consolidated financial condition and on the manner in which we record preneed sales activities.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          See Exhibit Index attached hereto.

     (b)  Reports on Form 8-K.

          We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOREVER ENTERPRISES, INC.
                              (Registrant)



Dated:  May 19, 2000          By:  /s/ Brent D. Cassity
                                   -----------------------------------------
                                   Brent D. Cassity, Chief Executive Officer



Dated:  May 19, 2000          By:  /s/ Randall K. Sutton
                                   -----------------------------------------
                                   Randall K. Sutton, Vice President and
                                   Chief Financial Officer

                             EXHIBIT INDEX

Ex. No.                          Description
-------                          -----------

 3.1(b) Certificate of Amendment of Amended and Restated Articles of Incorporation.

27.1       Financial Data Schedule (March 31, 2000).

27.2       Amended Financial Data Schedule (March 31, 1999).