Form 10-Q
period 2000-06-30
FOREVER ENTERPRISES INC
filed 2000-08-21
CIK 1059265

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2000
                               --------------------------------------

Commission file number   001-14067
                       ----------------------------------------------

                     FOREVER ENTERPRISES, INC.
          (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            TEXAS                             36-3427454
----------------------------     ------------------------------------
(State or other jurisdiction     (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                          10 S. BRENTWOOD
                      CLAYTON, MISSOURI 63105
---------------------------------------------------------------------
              (Address of principal executive offices)
                             (Zip Code)

                           (314) 726-3371
---------------------------------------------------------------------
        (Registrant's telephone number, including area code)

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



                                             Number of shares
       Title of class               outstanding as of August 11, 2000
-----------------------------       ---------------------------------
Common stock, $0.01 par value                  6,933,359

                                 FOREVER ENTERPRISES, INC.
                                         FORM 10-Q

                                           INDEX
                                                                                      Page
                                                                                      ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2000
            and December 31, 1999                                                        3

            Condensed Consolidated Statements of Operations (Unaudited) - Three
            Months and Six Months Ended June 30, 2000 and 1999                           5

            Condensed Consolidated Statements of Shareholders' Equity and
            Comprehensive Income (Unaudited) - Six Months Ended June 30,
            2000 and 1999                                                                6

            Condensed Consolidated Statements of Cash Flow (Unaudited) - Six
            Months Ended June 30, 2000 and 1999                                          7

            Notes to Condensed Consolidated Financial Statements (Unaudited)             8

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       14

            Cautionary Statement Regarding Forward-Looking Statements                   14

            Overview                                                                    14

            Results of Operations                                                       16

            Liquidity and Capital Resources                                             19

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk                   21

PART II.    OTHER INFORMATION                                                           22

  Item 4.   Submission of Matters to a Vote of Security Holders                         22

  Item 5.   Other Matters                                                               22

  Item 6.   Exhibits and Reports on Form 8-K                                            23

SIGNATURES                                                                              24

EXHIBIT INDEX                                                                           25

                               - 2 -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 ASSETS

                                                  JUNE 30,     DECEMBER 31,
                                                    2000           1999
                                                    ----           ----

Cash and cash equivalents                       $ 20,862,751   $ 23,712,005
Investments - insurance operations               103,038,339    103,852,162
Policyholder loans                                23,763,311     22,707,973
Trade accounts receivable, net                     4,462,945      3,640,941
Other investments                                  2,292,942             --
                                                ------------   ------------
   Total cash and investments                    154,420,288    153,913,081
                                                ------------   ------------



Cemetery property, net                             3,458,183      3,687,333
Property and equipment, net                        6,218,770      6,135,346
Inventories                                          406,137        608,626
Deferred charges, net                             27,304,479     24,685,946
Goodwill                                           4,015,593      2,430,369
Deferred tax assets, net                           9,139,235      7,796,470
Other assets                                       8,309,664      7,071,115
                                                ------------   ------------
      Total assets                              $213,272,349   $206,328,286
                                                ============   ============

(continued on next page)



FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2000           1999
                                                                   ----           ----
LIABILITIES:

Policy liabilities:
      Future policy benefits                                   $137,337,753   $125,280,583
      Policyholder deposits                                      57,023,259     59,982,273
Deferred preneed revenues                                         3,759,556      3,456,558
Notes payable                                                     4,413,164      6,285,290
Other                                                             7,914,163      5,967,000
                                                               ------------   ------------
            Total liabilities                                   210,447,895    200,971,704
                                                               ------------   ------------

SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares
      authorized; none issued)                                           --             --
Common stock ($.01 par value; 10,000,000 shares
      authorized, 6,933,359 and 6,933,259 shares issued
      and outstanding, respectively)                                 69,334         69,333
Additional paid-in capital                                        9,844,080      9,691,587
Retained earnings                                                 3,196,199      4,102,064
Accumulated other comprehensive loss                            (10,285,159)    (8,506,402)
                                                               ------------   ------------
      Total shareholders' equity                                  2,824,454      5,356,582
                                                               ------------   ------------

      Total liabilities and shareholders' equity               $213,272,349   $206,328,286
                                                               ============   ============

                      The accompanying notes are an integral
                        part of the condensed consolidated
                               financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                 --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                     ----           ----           ----           ----

Revenues                                         $17,927,235    $16,084,373    $34,893,911    $28,267,562
Costs and expenses                                10,279,331      8,203,212     20,814,758     16,442,010
                                                 -----------    -----------    -----------    -----------
Gross profits                                      7,647,904      7,881,161     14,079,153     11,825,552
Selling, general and administrative                7,887,536      7,142,489     15,668,283     13,739,350
                                                 -----------    -----------    -----------    -----------
Income (loss) from operations                       (239,632)       738,672     (1,589,130)    (1,913,798)
Other income                                         312,277         74,002        470,419        156,162
Interest expense                                    (116,980)       (47,457)      (208,744)       (94,311)
                                                 -----------    -----------    -----------    -----------
Income (loss) before income taxes                    (44,335)       765,217     (1,327,455)    (1,851,947)
Income tax expense (benefit)                         (50,424)       395,671       (427,163)      (330,562)
                                                 -----------    -----------    -----------    -----------
      Net income (loss)                          $     6,089    $   369,546    $  (900,292)   $(1,521,385)
                                                 ===========    ===========    ===========    ===========

Basic earnings (loss) per share                  $      0.00    $      0.05    $     (0.13)   $     (0.22)
                                                 ===========    ===========    ===========    ===========

Diluted earnings (loss) per share                $      0.00    $      0.05    $     (0.13)   $     (0.22)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding:

Basic                                              6,933,359      6,922,332      6,933,313      6,921,167
                                                 ===========    ===========    ===========    ===========
Diluted                                            7,085,034      6,971,787      6,933,313      6,921,167
                                                 ===========    ===========    ===========    ===========

                                   The accompanying notes are an integral
                                     part of the condensed consolidated
                                            financial statements.

                                - 5 -

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                      ADDITIONAL         OTHER
                                                                           COMMON       PAID-IN      COMPREHENSIVE       RETAINED
                                                             TOTAL         STOCK        CAPITAL          LOSS            EARNINGS
                                                          -----------     -------     ----------     -------------     -----------

Balance, December 31, 1999                                $ 5,356,582     $69,333     $9,691,587     $ (8,506,402)     $ 4,102,064

Comprehensive loss, net of tax:

         Net loss                                            (900,292)                                                    (900,292)

         Change in unrealized losses on
            available-for-sale and equity
            securities, net of tax of
            $916,329                                       (1,778,757)                                 (1,778,757)
                                                          -----------

      Total comprehensive loss                             (2,679,049)
                                                          -----------

         Effect of stock options compensation
            recorded for stock option plans, net
            of applicable income tax effect
            of $22,728                                         44,119                     44,119

         Issuance of shares for stock options                     375           1            374

         Capital contributions                                108,000                    108,000

         Other                                                 (5,573)                                                      (5,573)

                                                          -----------     -------     ----------     ------------      -----------

Balance, June 30, 2000                                    $ 2,824,454     $69,334     $9,844,080     $(10,285,159)     $ 3,196,199
                                                          ===========     =======     ==========     ============      ===========

Balance, January 1, 1999                                  $11,815,923     $69,200     $6,711,350     $ (2,238,912)     $ 7,274,285

Prior period adjustments                                   (1,686,017)                                                  (1,686,017)

Comprehensive loss, net of tax:

         Net loss                                          (1,521,385)                                                  (1,521,385)

         Change in unrealized losses on
            available-for-sale and equity
            securities, net of
            tax of $657,028                                (1,275,401)                                 (1,275,401)
                                                          -----------

      Total comprehensive loss                             (2,796,786)

         Issuance of shares for stock options                  17,625          47         17,578

         Effect of stock options granted under
         stock options plans, net of applicable
         income tax effects of $35,276                        161,700                    161,700

                                                          -----------     -------     ----------     ------------      -----------

Balance, June 30, 1999                                    $ 7,512,445     $69,247     $6,890,628     $ (3,514,313)     $ 4,066,883
                                                          ===========     =======     ==========     ============      ===========

                                          The accompanying notes are an integral
                                            part of the condensed consolidated
                                                  financial statements.

                                - 6 -

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           ---------------------------
                                                                               2000           1999
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                             $   (900,292)  $ (1,521,385)
      Adjustments to reconcile net loss to cash provided
      by (used in) operating activities:
            Realized investment gains                                        (1,650,557)      (854,695)
            Accretion of discount on investments                                (81,602)      (240,255)
            Depreciation and amortization                                       418,734        992,717
            Provision for doubtful accounts                                          --             --
            Deferred income taxes                                            (1,093,453)      (287,022)
            Deferred compensation                                                66,846        245,000
            Changes in operating assets and liabilities
                  Trade accounts receivable                                    (822,004)      (109,667)
                  Deferred charges                                           (2,117,052)      (978,398)
                  Cemetery properties                                           229,150         18,658
                  Inventories                                                   202,489        163,092
                  Other assets                                                 (936,536)       (55,692)
                  Future policy benefits and deposit funds                    8,794,998     (2,443,466)
                  Deferred revenues                                             302,998             --
                  Other liabilities                                             279,638     (1,323,718)
                                                                           ------------   ------------
      Net cash provided by (used in) operating activities                     2,693,357     (6,394,831)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales and maturities of available-for-sale
         investments                                                         28,493,420     44,719,113
      Cost of investments purchased                                         (29,346,854)   (56,238,168)
      Purchase of fixed assets                                                 (459,371)      (410,769)
      Acquisition of subsidiaries                                            (3,855,496)            --
      Increase in investment in subsidiaries                                   (227,158)    (1,869,616)
      Increase in policyholder loans                                         (1,055,338)    (1,726,998)
      Other, net                                                                361,041             --
                                                                           ------------   ------------
                  Net cash used in investing activities                      (6,089,756)   (15,526,438)
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of shares for stock options                                          375         17,625
      Repayment of long-term debt                                            (1,738,792)       (44,260)
      Capital contributions                                                     108,000             --
      Increase in accounts payable to affiliates                              2,177,562      2,590,540
                                                                           ------------   ------------
                  Net cash provided by financing activities                     547,145      2,563,905
                                                                           ------------   ------------

NET DECREASE IN CASH AND
      CASH EQUIVALENTS                                                       (2,849,254)   (19,357,364)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                    23,712,005     43,840,065
                                                                           ------------   ------------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                        $ 20,862,751   $ 24,482,701
                                                                           ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
      INCOME TAXES PAID                                                    $    681,485   $     14,000
                                                                           ============   ============

      INTEREST PAID                                                        $    208,744   $     94,311
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

                      FOREVER ENTERPRISES, INC.
           (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                             -----------

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) and our direct and indirect wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

   On December 8, 1999, Forever Network acquired an additional 45% of Hollywood Forever, Inc. (through its acquisition of Dartmont Finance, Inc.) increasing Forever Network's ownership in that entity to 90%. As a result, Hollywood Forever, Inc. is included in our consolidated financial statements as of and for the six months ended June 30, 2000. In November 1999, Mt. Washington Forever, Inc., a wholly owned subsidiary of our company, acquired a cemetery property located in Kansas City, Missouri known as Mt. Washington Cemetery for $1,200,000. Effective January 1, 2000, 50% of the interest in Mt. Washington Forever, Inc. was sold to an unaffiliated party for a capital contribution of $50,000. The accounts of Mt. Washington Forever, Inc. have been consolidated with our accounts as of December 31, 1999, and are accounted for using the equity method beginning January 1, 2000.

   The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Prior period amounts included in the condensed consolidated financial statements have been restated to reflect the accounts of Forever Network, Inc. as if the acquisition had occurred as of the beginning of the earliest period presented. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2000. The results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

   Cemetery Property -- Cemetery property consists of developed and
   -----------------
undeveloped cemetery property and is valued at cost. Repairs and maintenance are charged to expense as incurred, whereas major improvements are capitalized. Cemetery property is expensed as sales of cemetery plots occur. Mausoleum inventory is the cost of unsold mausoleum crypts and niches. Mausoleum inventories are expensed as sales of crypts and niches occur. A portion of the cost of the mausoleum is included in buildings in the accompanying condensed consolidated financial statements and is being depreciated over the useful life of the mausoleum.

   Depreciation -- Property and equipment are being depreciated using
   ------------
the straight-line method over the estimated useful lives of the various classes of assets which range from three to 30 years.

   Deferred Preneed Revenue -- As each preneed funeral contract is
   ------------------------
entered into, we record the face amount of the contract as deferred revenue. At the time of need (fulfillment of the contract), we recognize revenue for the full amount of the contract.

   Deferred Software Development Costs -- Costs expended to develop
   -----------------------------------
the software used to process and display the Forever biographies have been deferred and are being amortized over the estimated useful life of the software of three years. Deferred software development costs are included in other assets in the accompanying condensed consolidated balance sheets.

   Revenue/Expense Recognition for Cemetery Operations -- Cemetery
   ---------------------------------------------------
property and merchandise sales are recorded at the time of a completed sales contract. Costs related to such sales are charged to operations at the time the sale is recorded with a corresponding liability recorded representing the cemetery's obligation to purchase the merchandise at the time of need, or when the contract is paid in full. Costs related to merchandise are based on actual costs incurred or estimated future costs to purchase the merchandise.

   Other Income -- Other income includes rental income from leased
   ------------
property, interest income from certain trust accounts, miscellaneous income and Forever Network's 50% share of earnings from investment in Mt. Washington Forever. At June 30, 2000, net income for Mt. Washington Forever was $354,315, of which 50%, or $177,157, was included in other income.

   Perpetual Care -- A portion of the proceeds from sales of cemetery
   --------------
property is required by state law to be paid into perpetual care trust funds. In accordance with state laws, we remit amounts to the perpetual care trust after the sale is paid in full. Therefore, we record a liability for amounts to be remitted when contracts are paid in full.
Such amounts are recorded in other liabilities in the accompanying condensed consolidated financial statements. Investment income from such perpetual care trust funds is included in other income in the accompanying condensed consolidated financial statements and is intended to defray ongoing maintenance costs. The principal of the trust cannot be withdrawn and, accordingly, is not included in the accompanying condensed consolidated financial statements.

   Net Income (Loss) Per Share -- Our basic net income (loss) per
   ---------------------------
share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income per share includes the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The 151,675 and 49,455 increase in the number of shares from basic to diluted for the six months ended June 30, 2000 and 1999, respectively, is a result of the options outstanding. There were no factors that affected the net income amount in the earnings per share computation.


NOTE 3 -- NOTES PAYABLE

   We have a note payable to Allegiant Bank in the amount of $2,114,465, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (9.5% per annum at June 30, 2000). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

   We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at June 30, 2000. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

   We also have notes payable to companies owned by the previous investment partners in Hollywood Forever, in the amount of $2,212,974 at June 30, 2000. These notes were incurred in connection with the purchase of the additional 45% of Hollywood Forever, Inc. on December 8, 1999. Payments of $28,723 are due monthly until the principal balance of the notes is paid in full. An additional $20,000 is payable monthly beginning in August of 2000 until the principal balances of those corresponding notes is paid in full. The interest rate on these notes is 8.5% per annum.

NOTE 4 -- INVESTMENTS

   The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of June 30, 2000 were as follows:

                                                   COST OR          GROSS            GROSS             ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED            FAIR
                                                    COST            GAINS            LOSSES              VALUE
                                                ------------      ----------      ------------        ------------
Fixed maturity securities
      Corporate bonds                           $ 14,019,632       $486,138       $ (1,095,413)       $ 13,410,357
      Mortgage backed securities                  82,109,418        179,883        (11,628,488)         70,660,813
      U.S. Government                             13,161,624         12,213         (1,484,137)         11,689,700
                                                ------------       --------       ------------        ------------
            Total fixed maturity securities      109,290,674        678,234        (14,208,038)         95,760,870

Equity securities                                  9,772,084        281,277         (2,775,892)          7,277,469
                                                ------------       --------       ------------        ------------

      Total                                     $119,062,758       $959,511       $(16,983,930)       $103,038,339
                                                ============       ========       ============        ============

NOTE 5 -- ACQUISITIONS

   On March 9, 2000, our shareholders approved a stock acquisition agreement to acquire all of the issued and outstanding shares of common stock of Forever Network from National Heritage Enterprises. Forever Network owns and operates funeral home and cemetery properties. In exchange for the Forever Network shares, we issued 2.4 million shares of our common stock with a market value of approximately $12.0 million. Upon consummation of the acquisition, National Heritage Enterprises' ownership of our common stock increased from 4,000,000 shares to 6,400,000 shares, or approximately 92.3% of our issued and outstanding shares. The acquisition was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the accounts of Forever Network have been included in our accounts for all periods presented. The following table summarizes the effects of including Forever Network in the consolidated statements.

SIX MONTHS ENDED JUNE 30, 2000
                                                            FOREVER
                                                          ENTERPRISES
                                                           (EXCLUDING          FOREVER                      CONSOLIDATED
                                                        FOREVER NETWORK)       NETWORK      ELIMINATIONS       TOTAL
                                                        ----------------    ------------    ------------    ------------
      Revenues                                           $ 31,548,690       $  3,782,979    $  (437,758)    $ 34,893,911
      Net loss                                               (139,102)          (679,251)       (81,939)        (900,292)
      Assets                                              197,899,864         20,263,609     (4,891,124)     213,272,349

SIX MONTHS ENDED JUNE 30, 1999
                                                            FOREVER
                                                          ENTERPRISES          FOREVER                      CONSOLIDATED
                                                     (PREVIOUSLY REPORTED)     NETWORK      ELIMINATIONS       TOTAL
                                                     ---------------------  ------------    ------------    ------------
      Revenues                                           $ 27,162,167       $  1,242,383    $  (136,988)    $ 28,267,562
      Net loss                                               (641,679)          (821,511)       (58,195)      (1,521,385)
      Assets                                              159,046,390         11,774,788       (659,610)     170,161,568


TOTAL SHAREHOLDERS' EQUITY                                JUNE 30, 2000               DECEMBER 31, 1999
                                                          -------------               -----------------
      Total shareholders' equity, before pooling           $  851,306                    $2,722,895
      Equity of Forever Network                             2,186,591                     2,759,618
      Intercompany eliminations                              (213,443)                     (125,931)
                                                           ----------                    ----------
      Total shareholders' equity, after pooling            $2,824,454                    $5,356,582
                                                           ==========                    ==========

   On May 15, 2000, we purchased all of the outstanding shares of capital stock of Liberty Standard Life Insurance Company ("LSLife") for $1.1 million. As of such date, LSLife had approximately $4.5 million statutory basis assets and $4.4 million statutory basis liabilities. The acquisition was accounted for using the purchase method of accounting.


NOTE 6 -- SEGMENT INFORMATION

   We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

SIX MONTHS ENDED JUNE 30, 2000

                                                   CEMETERY      INSURANCE      CORPORATE    INTERSEGMENT       TOTAL
                                                   --------      ---------      ---------    ------------       -----
Revenues                                         $ 3,782,979   $ 31,533,705    $    14,985   $  (437,758)   $ 34,893,911

Income (loss) before income taxes                   (327,242)       587,856     (1,506,130)      (81,939)     (1,327,455)

Total assets                                      20,263,609    196,459,747      1,440,117    (4,891,124)    213,272,349

SIX MONTHS ENDED JUNE 30, 1999

                                                   CEMETERY      INSURANCE      CORPORATE    INTERSEGMENT       TOTAL
                                                   --------      ---------      ---------    ------------       -----
Revenues                                         $ 1,242,383   $ 27,147,954    $    14,213   $  (136,988)   $ 28,267,562

Loss before income taxes                            (222,974)      (117,959)    (1,452,819)      (58,195)     (1,851,947)

Total assets                                      11,774,788    157,788,508      1,257,882      (659,610)    170,161,568

NOTE 7 -- SUBSEQUENT EVENT

   On July 7, 2000, our board of directors approved an amendment to our Amended and Restated Articles of Incorporation to increase the authorized number of shares of our common stock from 10,000,000 shares to 30,000,000. The proposed amendment will be submitted to a vote of our shareholders at a special meeting to be held on August 31, 2000.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial
Statements" (SAB 101). SAB 101 is effective for our financial statements no later than the fourth quarter of fiscal year 2000 and requires us to recognize revenue only when it is realized or realizable and earned.

   Management has not completed evaluating the impact of the adoption of SFAS 133 and SAB 101 on our financial position, results of operations or cash flows. Other members of the death care (memorialization) industry currently are discussing directly with the Securities and Exchange Commission the application of SAB 101. We will evaluate the outcome of those discussions and the corresponding action to be taken. These actions are not expected to have an impact on our consolidated cash flows, but may have an impact on our consolidated financial condition and on the manner in which we record preneed sales activities.

NOTE 9 - PRIOR PERIOD ADJUSTMENT

   We have recorded a prior period adjustment related to the method of recording certain preneed cemetery and funeral contracts and the related trust assets prior to January 1, 1999. This adjustment results in an increase in total assets of approximately $1.8 million, an increase in liabilities of approximately $3.5 million and a charge to retained earnings, net of tax, of approximately $1.7 million. This prior period adjustment is reflected in our condensed consolidated statements of shareholders' equity and comprehensive income as an adjustment to the beginning balance of the earliest period presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

   The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to: (i) our ability to achieve anticipated levels of operational efficiencies for recently acquired companies, cemetery properties or blocks of policies, as well as through other cost-saving initiatives;
(ii) the availability and terms of future acquisitions; (iii) regulatory changes or actions, including those relating to regulation of the sale and pricing of funeral home operations and products and regulation of the sale, underwriting and pricing of insurance products; (iv) increasing competition in the sale of our products; (v) market acceptance of our Forever biography products which have required, and will continue to require, investments in software development and marketing before corresponding levels of anticipated revenues are realized; (vi) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (vii) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (viii) changes in the Federal income tax laws and regulations which may affect the cost of or demand for our products; and (ix) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

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

   With our acquisition of Forever Network, Inc. we acquired three cemetery/funeral home properties located in Los Angeles, California and St. Louis and Kansas City, Missouri, a funeral home located in Kirkwood, Missouri that is leased to Service Corporation International and the Cremation Society of St. Louis, the Cremation Specialists of Los Angeles and Cremation Specialists of Kansas City. In addition, Forever Network sells, archives and displays digital interactive life stories at the grave sites and on the Internet at www.forevernetwork.com. Forever Network currently maintains more than 3,300 client biographies that are available for viewing on the Internet site.

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

   A component of our business strategy is to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever network of families with digital biographies. This is intended to support accelerated development of our Internet business strategy, which will serve to display family archives, educate consumers on memorial products, services and providers, and sell memorial services and merchandise over the www.forevernetwork.com website.

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

   We have developed strategies designed to enhance the profitability of the businesses and properties we acquire. With respect to our cemetery/funeral home operations, we believe we can apply tested and proven marketing techniques to produce significant revenue and market share growth. Efficient property operations management should allow for greatly enhanced profitability on newly acquired properties. Demographics and the growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the Web are expected to provide the platform for success of our Internet strategy. Economies of scale through the integration of our systems, administration and purchasing and marketing programs should provide other valuable cost savings to enhance results.

   Our insurance companies will serve to complement the Forever strategy rather than serving as the principal component of the company's operations. Preneed contracts will be sold over the Internet and at our funeral homes and cemetery properties, as well as through independent funeral homes and our affiliated sales force. Insurance products will be one of many memorialization products that we offer.

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

RESULTS OF OPERATIONS


   The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the accompanying notes thereto.

   Our financial highlights were as follows:


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               ------------------------------
                                                                    2000             1999
                                                                    ----             ----
Premium income                                                 $ 24,040,306      $ 20,883,466
Net investment income and realized gains                          6,831,888         6,009,205
Cemetery revenue                                                  3,782,979         1,242,383
Other revenue                                                       238,738           132,508
                                                               ------------      ------------
     Total revenues                                              34,893,911        28,267,562
Benefits incurred                                                12,551,211        10,366,804
Other operating expenses                                         23,931,830        19,814,556
Other (income) and expense, net                                    (261,675)          (61,851)
                                                               ------------      ------------
     Loss before income taxes                                    (1,327,455)       (1,851,947)
Income tax benefit                                                 (427,163)         (330,562)
                                                               ------------      ------------
     Net loss                                                  $   (900,292)     $ (1,521,385)
                                                               ============      ============

Loss per share:
     Basic                                                     $      (0.13)     $      (0.22)
     Diluted                                                          (0.13)            (0.22)

                                                               JUNE 30, 2000   DECEMBER 31, 1999
                                                               -------------   -----------------
BALANCE SHEET DATA:

Accounts receivable, net                                       $  4,462,945      $  3,640,941
Cemetery property, net                                            3,458,183         3,687,333
Total assets                                                    213,272,349       206,328,286
Total policy liabilities                                        194,361,012       185,262,856
Shareholders' equity                                              2,824,454         5,356,582

     We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."


SIX MONTHS ENDED JUNE 30, 2000

                                                   CEMETERY      INSURANCE      CORPORATE    INTERSEGMENT      TOTAL
                                                   --------      ---------      ---------    ------------      -----
Revenues                                         $ 3,782,979   $ 31,533,705    $    14,985   $  (437,758)   $ 34,893,911

Income (loss) before income taxes                   (327,242)       587,856     (1,506,130)      (81,939)     (1,327,455)

Total assets                                      20,263,609    196,459,747      1,440,117    (4,891,124)    213,272,349





SIX MONTHS ENDED JUNE 30, 1999

                                                   CEMETERY      INSURANCE      CORPORATE    INTERSEGMENT      TOTAL
                                                   --------      ---------      ---------    ------------      -----

Revenues                                         $ 1,242,383   $ 27,147,954    $    14,213    $(136,988)    $ 28,267,562

Loss before income taxes                            (222,974)      (117,959)    (1,452,819)     (58,195)      (1,851,947)

Total assets                                      11,774,788    157,788,508      1,257,882     (659,610)     170,161,568

   Cemetery Operations.  Cemetery revenues increased approximately
$1.3 million and $2.5 million, or 182% and 204%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods of 1999. The increases were largely attributable to Forever Networks' acquisition of an additional 45% interest in Hollywood Forever in December 1999, which brought our total ownership to 90%. Sales for the first six months of 2000 at each location also increased compared to the corresponding period in 1999 due to more effective marketing and increased sales of certain cemetery and memorialization products and services.

   Cost of sales increased approximately $464,000 and $850,000, or 208% and 238%, from $134,000 and $358,000 in the three and six months ended June 30, 1999, respectively, to $987,000 and $1.2 million in the corresponding periods of 2000 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 34% and 32% for the three months and six months ended June 30, 2000, respectively, compared to 31% and 29% for the three months and six months ended June 30, 1999, respectively.

   Selling, general and administrative expenses increased $1.1 million and $1.9 million, or 121% and 109%, from $907,000 and $1,768,000 in the three and six months ended June 30, 1999, respectively, to $2.0 million and $3.7 million, in the corresponding periods of 2000 due to increased variable selling expenses (as a result of increased sales) and additional administrative cost associated with the acquisition of an additional 45% interest in Hollywood Forever and the acquisition of Mt. Washington Forever. As a percentage of revenues, selling, general and administrative costs declined to 99% and 98% in the three and six months ended June 30, 2000, respectively, from 127% and 143% in the three months and six months ended June 30, 1999 due to increased revenues, cost-saving efforts and increased operating efficiencies.

   Our loss before income taxes increased from a loss of $124,000 and $223,000 in the three and six months ended June 30, 1999, respectively, to a loss of $209,000 and $327,000 in the corresponding periods of 2000. The operating loss as a percentage of revenues declined to 10.4% and 8.7% in the three and six months ended June 30, 2000, respectively, from 17.4% and 17.9% in the corresponding periods of 1999. The three and six months ended June 30, 2000 included $217,000 and $405,000, respectively, in interest expense due to increased acquisitions compared to $47,000 and $94,000 in interest expense for the corresponding periods of 1999.

   Total assets increased from $11,775,000 at June 30, 1999 to $20,264,000 at June 30, 2000 due largely to the acquisition of the additional 45% of Hollywood Forever.

   Minority Interest Cemetery Operations. Our equity in the earnings of Mt. Washington Forever for the six months ended June 30, 2000 was $177,157. We first acquired an interest in Mt. Washington Forever in November 1999, and, therefore, had no share in its earnings prior to that time. Forever Enterprises, Inc. currently has a 50% interest in Mt. Washington Forever and takes an active role in management of the cemetery. For the six months ended June 30, 2000, the results of Mt. Washington Forever are summarized in the table below.

                                                            SIX MONTHS ENDED
                                                      ------------------------------
                                                      JUNE 30, 2000    JUNE 30, 1999
                                                         ACTUAL           ESTIMATED
                                                      -------------    -------------
Revenues                                               $1,960,000        $ 147,000
Cost of goods sold                                        585,000           37,000
Selling, general and administrative expenses            1,020,000          285,000
Income (loss) from operations                             354,000         (175,000)

   Insurance Operations. Insurance revenues increased approximately $652,000 and $4.4 million, or 4.2% and 16.2%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods in 1999. The increase was attributable to higher levels of new policies issued and in force and an increase in realized gains on investments and the absence of impairment losses which were recognized in 1999.

   Our premium income increased approximately $959,000 and $3.2 million, or 8.4% and 15.1%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods of 1999. The increases were attributable to higher sales volumes and overall number of policies in force.

   Our net investment income and realized gains declined approximately $511,000, or 13.1%, and increased approximately $823,000, or 13.7%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods of 1999. In the first quarter of 1999, we recognized impairment losses on certain securities of approximately $1.7 million. We had no impairment losses during the first two quarters of 2000.

   Our benefit expenses increased approximately $2.1 million and $2.2 million, or 46.7% and 21.1%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods of 1999. This increase was due primarily to an increase in future policy benefits due to higher levels of policies in force.

   Operating income declined $958,000, or 55%, and increased
$706,000, or 598%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods of 1999. The improvement in operating performance was due primarily to the absence of first quarter 1999 impairment losses.

   Total assets increased $38.7 million from $157.8 million at June
30, 1999, to $196.5 million at June 30, 2000, due primarily to the acquisition of a block of life insurance and annuity policies from Funeral Securities Life Insurance Company in October 1999, and due to the acquisition of Liberty Standard Life Insurance Company in May 2000.

   Corporate. Operating losses declined approximately $276,000, or 32.7%, and increased $53,000, or 3.7%, in the three-month and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods in 1999 due to expenses incurred in connection with the acquisition of Forever Network, Inc. and related investment banking services.

   Consolidated. Net loss before income tax for the three and six month periods ended June 30, 2000, increased $809,000, or 105.8%, and declined $524,000, or 28.3%, respectively, compared to the same periods in 1999. Net earnings per basic and diluted share for the quarter ended June 30, 2000, declined to $0.00 from $0.05 for the same period of 1999. Net loss per basic and diluted share for the six months ended June 30, 2000, declined to $0.13 from $0.22 for the comparable period in 1999. The decrease in net earnings for the quarter ended June 30, 2000, as compared to the same period of 1999, was due to increased revenues from our cemetery and insurance operations offset by similar increases in cost of sales and operating expenses. The decline in net loss for the six months ended June 30, 2000, as compared to the same period of 1999, was due to increased revenues from our cemetery and insurance operations partially offset by operating expenses and acquisition costs, as well as the absence of impairment losses which were recognized in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Our cash requirements for 2000 and in the future will depend upon acquisitions, timing of expansion plans, capital expenditures and mortality experience. We plan to secure capital required for additional cemetery properties, large capital improvement projects and significant technology developments related to the digital biographies and the Internet through equity or debt financing. With properties, the initial capital provided for the purchase and working capital is anticipated to be sufficient to allow the property to realize positive cash flow within six to twelve months after acquisition. Bellerive Forever currently generates positive cash flow from operations. We anticipate that Hollywood Forever will begin to meet its operating cash requirements by year-end 2000. Such operating cash requirements are currently provided by cash flows from other operations.

   Capital projects on new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be funded through working capital.

   Capital will be required to fund the Internet/technology business plan. Due to the consolidated nature of the biography sales revenue and cost recognition on the accompanying statements, the Internet/technology operation currently is running a cash shortfall and will require some investment capital for a period of time until revenues can be built to approximate cash flow. Margins are expected to be high and overhead relatively low once Internet sales volumes achieve targeted levels. Capital and cash requirements are to be provided by other operations of our company.

   Our St. Louis, Missouri combination property, Bellerive Forever, has recently completed and fully funded construction of a new office building. A second phase of the property's mausoleum currently is being planned with construction expected to begin in the fourth quarter of 2000. Capital requirements are expected to be funded through pre-construction sales and additional debt, if necessary.

   Our Hollywood combination property, Hollywood Forever, is in the pre-construction phase of a new mausoleum addition. The first phase of construction is not anticipated to begin until spring of 2001. Pre-construction sales and/or additional debt financing are expected to fund the project.

   Our Kansas City combination property, Mt. Washington Forever, has completed or is in the process of completing several deferred maintenance projects, including major infrastructure and road repairs, office building renovations and records management. These projects are being funded through an escrow account established as a requirement of the Mt. Washington Forever purchase. A new mausoleum/chapel building is currently in the design and pre-construction phase of development. Construction is expected to begin in the fourth quarter of 2000. Other significant development projects, including a water development, lighting and security, office expansion, and additional park amenities are expected to start within the next twelve months. Funding will be from the escrow account, a proposed tax increment financing program, and/or additional debt financing.

   We have entered into a $60,000 development agreement with an outside firm to enhance the www.forevernetwork.com website for work to be completed by the end of the third quarter of 2000. Capital required will be funded through operations of our company.

   Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the diversity of the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated cash flow from operations should be adequate for the working capital requirements of our existing insurance business over the next twelve months.

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

   On October 25, 1999, we entered into an agreement to purchase all the outstanding shares of Dixie National Insurance Company for an estimated purchase price of approximately $10 million. The sole shareholder of Dixie National Life Insurance Company terminated the agreement in June 2000, and is soliciting new offers with respect to the company. We formally withdrew our offer to purchase in July 2000.

   Total cash and investments were $154.4 million and $153.9 million at June 30, 2000 and December 31, 1999, respectively. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

   Deferred charges increased $2.6 million from $24.7 million at December 31, 1999 to $27.3 million at June 30, 2000 due to an increase in new policies issued.

   Policy liabilities increased $9.1 million from $185.3 million at December 31, 1999 to $194.4 million at June 30, 2000 due to higher levels of policies in force and due to the acquisition of Liberty
Standard Life Insurance Company.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Our 2000 annual meeting of shareholders was held on May 18, 2000.
Of 6,933,359 shares issued, outstanding and eligible to be voted at the meeting, 6,405,688 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the shareholders at the meeting.

   The only matter submitted was the election of two Class II director nominees to our board of directors, each to continue in office until the year 2003. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that each director nominee had been elected. The voting results are set forth below:

      NAME                       FOR       AGAINST     WITHHELD
      ----                       ---       -------     --------

      Randall K. Sutton       6,405,688         --           --

   Because we have a staggered board, the term of office of the following named Class I and Class III directors, who were not up for election at the 2000 annual meeting, continued after the meeting:

      Class I (to continue in office until 2002)

        Paul J. Gallant

      Class III (to continue in office until 2001)

        Brent D. Cassity
        Howard A. Wittner

ITEM 5.  OTHER MATTERS

   On May 10, 2000, Mr. John J. Gorman resigned as a member of our board of directors. On July 7, 2000, our board elected Mr. Oliver C. Boileau, Jr. as a Class II director to fill the vacancy created upon the resignation of Mr. Gorman. Mr. Boileau currently serves as a private consultant. Prior thereto, Mr. Boileau served as the president and chief operating officer of Grumman Corporation, a division of Northrop Grumman, and also served as corporate vice president and a member of the board of directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. Mr. Boileau also serves on the boards of director of Burke Industries and Southwest Marine, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        See Exhibit Index attached hereto.

   (b)  Reports on Form 8-K.

        We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                            SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOREVER ENTERPRISES, INC.
                                (Registrant)



Dated:  August 18, 2000         By: /s/ Brent D. Cassity
                                    -----------------------------------
                                    Brent D. Cassity, Chief Executive
                                    Officer


Dated: August 18, 2000          By: /s/ J. Tyler Cassity
                                    -----------------------------------
                                    J. Tyler Cassity, President


Dated:  August 18, 2000         By: /s/ Randall K. Sutton
                                    -----------------------------------
                                    Randall K. Sutton, Vice President
                                    and Chief Financial Officer

                         EXHIBIT INDEX

Ex. No.                   Description
-------                   -----------

 27.1       Financial Data Schedule (June 30, 2000)

 27.2       Restated Financial Data Schedule (June 30, 1999)