Form 10-Q
period 2000-09-30
FOREVER ENTERPRISES INC
filed 2000-11-14
CIK 1059265

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 2000
                               ------------------------------------------------



Commission file number                        001-14067
                       --------------------------------------------------------

                          FOREVER ENTERPRISES, INC.
              (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               TEXAS                                   36-3427454
------------------------------------     --------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
         of incorporation or
            organization)

                               10 S. BRENTWOOD
                           CLAYTON, MISSOURI 63105
-------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 726-3371
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                /X/ Yes    / / No


                                                  Number of shares
         Title of class                  outstanding as of November 13, 2000
----------------------------------    -----------------------------------------
  Common stock, $0.01 par value                      6,933,359

                                              FOREVER ENTERPRISES, INC.
                                                      FORM 10-Q

                                                        INDEX

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION.......................................................................... 3

     Item 1.      Financial Statements........................................................................... 3

                  Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2000 and
                  December 31, 1999.............................................................................. 3

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months and
                  Nine Months Ended September 30, 2000 and 1999.................................................. 5

                  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income (Unaudited) - Nine Months Ended September 30, 2000 and 1999............................. 6

                  Condensed Consolidated Statements of Cash Flow (Unaudited) - Nine Months Ended
                  September 30, 2000 and 1999.................................................................... 7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)............................... 8

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................14

                  Cautionary Statement Regarding Forward-Looking Statements......................................14

                  Overview.......................................................................................14

                  Results of Operations..........................................................................16

                  Liquidity and Capital Resources................................................................19

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................20


PART II.          OTHER INFORMATION..............................................................................21

     Item 4.      Submission of Matters to a Vote of Security Holders............................................21

     Item 5.      Other Matters..................................................................................21

     Item 6.      Exhibits and Reports on Form 8-K...............................................................22

SIGNATURES.......................................................................................................23

EXHIBIT INDEX....................................................................................................24

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                 ASSETS

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2000                    1999
                                                                              ----                    ----
Cash and cash equivalents                                                $   22,487,418         $  23,712,005
Investment securities                                                       102,362,952           103,852,162
Policyholder loans                                                           25,706,675            22,707,973
Trade accounts receivable, net                                                4,624,917             3,640,941
Other investments                                                             2,576,575                   --
                                                                         --------------         -------------
         Total cash and investments                                         157,758,537           153,913,081
                                                                         --------------         -------------



Cemetery property, net                                                        3,387,717             3,687,333
Property and equipment, net                                                   6,204,813             6,135,346
Inventories                                                                     412,441               608,626
Deferred charges, net                                                        27,924,605            24,685,946
Goodwill                                                                      3,965,179             2,430,369
Deferred tax assets                                                           9,087,474             7,796,470
Other assets                                                                  8,201,518             7,071,115
                                                                         --------------         -------------
         Total assets                                                    $  216,942,284         $ 206,328,286
                                                                         ==============         =============


(continued on next page)






FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             2000                     1999
                                                                         -------------            ------------
LIABILITIES:

Policy liabilities:
     Future policy benefits                                              $ 141,404,731            $ 125,280,583
     Policyholder deposits                                                  56,642,844               59,982,273
Deferred preneed revenues                                                    3,566,764                3,456,558
Notes payable                                                                4,482,868                6,285,290
Other                                                                        8,488,274                5,967,000
                                                                         -------------            -------------
         Total liabilities                                                 214,585,481              200,971,704
                                                                         -------------            -------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
     none issued)                                                                  --                       --
Common stock ($.01 par value; 30,000,000 and 10,000,000 shares authorized, 6,933,359 and 6,933,259 shares issued and
     outstanding, respectively)                                                 69,334                   69,333
Additional paid-in capital                                                   9,932,316                9,691,587
Retained earnings                                                            1,685,923                4,102,064
Accumulated other comprehensive loss                                        (9,330,770)              (8,506,402)
                                                                         -------------            -------------
     Total shareholders' equity                                              2,356,803                5,356,582
                                                                         -------------            -------------

     Total liabilities and shareholders' equity                          $ 216,942,284            $ 206,328,286
                                                                         =============            =============

                   The accompanying notes are an integral
                     part of the condensed consolidated
                            financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                        -----------------------------     -----------------------------
                                            2000             1999             2000             1999
                                            ----             ----             ----             ----

Revenues                                $ 16,521,854     $ 14,743,103     $ 51,415,765     $ 43,010,665
Costs and expenses                        10,635,491        7,866,142       31,450,249       24,308,152
                                        ------------     ------------     ------------     ------------
Gross profits                              5,886,363        6,876,961       19,965,516       18,702,513
Selling, general and administrative        8,288,791        7,523,898       23,957,074       21,263,248
                                        ------------     ------------     ------------     ------------
Loss from operations                      (2,402,428)        (646,937)      (3,991,558)      (2,560,735)

Other income                                 485,839           55,900          956,258          212,062
Interest expense                            (107,929)         (48,946)        (316,673)        (143,257)
                                        ------------     ------------     ------------     ------------
Loss before income taxes                  (2,024,518)        (639,983)      (3,351,973)      (2,491,930)
Income tax benefit                          (508,669)              --         (935,832)        (330,562)
                                        ------------     ------------     ------------     ------------
         Net loss                       $ (1,515,849)    $   (639,983)    $ (2,416,141)    $ (2,161,368)
                                        ============     ============     ============     ============


Basic loss per share                    $      (0.22)    $      (0.09)    $      (0.35)    $      (0.31)
                                        ============     ============     ============     ============
Diluted loss per share                  $      (0.22)    $      (0.09)    $      (0.35)    $      (0.31)
                                        ============     ============     ============     ============


Weighted average shares outstanding:

Basic                                      6,933,359        6,923,474        6,933,329        6,923,474
                                        ============     ============     ============     ============
Diluted                                    6,933,359        6,923,474        6,933,329        6,923,474
                                        ============     ============     ============     ============

                   The accompanying notes are an integral
                     part of the condensed consolidated
                            financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                          ACCUMULATED
                                                                           ADDITIONAL        OTHER
                                                              COMMON         PAID-IN     COMPREHENSIVE    RETAINED
                                             TOTAL            STOCK          CAPITAL         LOSS         EARNINGS
                                          ------------     -----------     ----------    -------------  -----------

Balance, December 31, 1999                $  5,356,582     $    69,333     $9,691,587    $(8,506,402)   $ 4,102,064

Comprehensive loss, net of tax:

       Net loss                             (2,416,141)                                                  (2,416,141)

       Change in unrealized losses on
         available-for-sale securities,
         net of tax benefit of $424,674       (824,368)                                     (824,368)
                                          ------------

     Total comprehensive loss               (3,240,509)
                                          ------------

       Effect of stock options granted
         under stock options plans,
         net of applicable income tax
         benefit of $68,183                    132,355                        132,355

       Issuance of shares for stock
         options                                   375               1            374

       Capital contributions                   108,000                        108,000
                                          ------------     -----------     ----------    -----------    -----------

Balance, September 30, 2000               $  2,356,803     $    69,334     $9,932,316    $(9,330,770)   $ 1,685,923
                                          ============     ===========     ==========    ===========    ===========


Balance, January 1, 1999                  $ 11,815,923     $    69,200     $6,711,350    $(2,238,912)   $ 7,274,285

Comprehensive loss, net of tax:

       Net loss                             (2,161,368)                                                  (2,161,368)

       Change in unrealized losses
         on available-for-sale
         securities, net of tax
         benefit of $2,486,094              (4,825,947)                                   (4,825,947)
                                          ------------

     Total comprehensive loss               (6,987,315)

       Issuance of shares for stock
         options                                45,503             121         45,382

       Effect of stock options granted
         under stock options plans, net
         of applicable income tax
         effects of $102,000                   198,000                        198,000

                                          ------------     -----------     ----------    -----------   ------------

Balance, September 30, 1999               $  7,676,315     $    69,321     $9,558,936    $(7,064,859)   $ 5,112,917
                                          ============     ===========     ==========    ===========    ===========


                   The accompanying notes are an integral
                     part of the condensed consolidated
                            financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   -----------------------------------
                                                                                        2000                   1999
                                                                                        ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (2,416,141)          $ (2,161,368)
     Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
        Realized investment gains                                                    (2,005,406)              (153,001)
        Accretion of discount on investments                                           (153,537)              (265,077)
        Depreciation and amortization                                                   798,732              1,167,236
        Provision for doubtful accounts                                                      --                     --
        Deferred income taxes                                                        (1,674,624)              (321,060)
        Deferred compensation                                                           200,538                300,000
        Changes in operating assets and liabilities
             Trade accounts receivable                                                 (983,976)              (306,009)
             Deferred charges                                                        (2,793,813)            (2,869,253)
             Cemetery properties                                                        299,616                 79,984
             Inventories                                                                196,185                     --
             Other assets                                                            (1,558,744)               202,521
             Future policy benefits and deposit funds                                12,728,571              1,582,379
             Deferred revenues                                                          110,206                225,165
             Other liabilities                                                          481,198               (267,150)
                                                                                   ------------           ------------
     Net cash provided by (used in) operating activities                              3,228,805             (2,785,633)
                                                                                   ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments            43,073,032             53,429,486
     Cost of investments purchased                                                  (40,472,987)           (63,513,214)
     Purchase of fixed assets                                                          (689,200)              (659,481)
     Acquisition of subsidiaries                                                     (3,670,897)                    --
     Increase in investment in subsidiaries                                            (261,361)            (2,000,000)
     Increase in policyholder loans                                                  (2,998,702)            (4,716,343)
     Other, net                                                                        (174,179)              (321,764)
                                                                                   ------------           ------------
             Net cash used in investing activities                                   (5,194,294)           (17,781,316)
                                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                                   375                 45,503
     Repayment of long-term debt                                                     (1,615,992)               (22,281)
     Capital contributions                                                              108,000              2,604,204
     Increase in accounts payable to affiliates                                       2,248,519               (188,444)
                                                                                   ------------           ------------
             Net cash provided by financing activities                                  740,902              2,438,982
                                                                                   ------------           ------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                (1,224,587)           (18,127,967)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                             23,712,005             43,840,065
                                                                                   ------------           ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                                 $ 22,487,418           $ 25,712,098
                                                                                   ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                                                             $    681,485           $         --
                                                                                   ============           ============

     INTEREST PAID                                                                 $    409,179           $    143,013
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

                          FOREVER ENTERPRISES, INC.
              (FORMERLY KNOWN AS LINCOLN HERITAGE CORPORATION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) and our direct and indirect wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

         We acquired Forever Network, Inc. (formerly known as Forever Enterprises, Inc.) on March 9, 2000. Forever Network, directly and through its subsidiaries, owns and operates funeral homes and cemetery properties and markets, archives and displays digital interactive life stories viewed at grave sites and on the Internet. The acquisition of Forever Network was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the accounts of Forever Network have been included in our accounts for all periods presented. The results of Forever Network are not necessarily indicative of the results of operations that actually would have occurred if the transaction had occurred at the beginning of the earliest period presented.

         On December 8, 1999, Forever Network acquired an additional 45% of Hollywood Forever, Inc. (through its acquisition of Dartmont Finance, Inc.) increasing Forever Network's ownership in that entity to 90%. As a result, Hollywood Forever, Inc. is included in our consolidated financial statements as of and for the three and nine months ended September 30, 2000. In November 1999, Mt. Washington Forever, Inc., a wholly owned subsidiary of our company, acquired a cemetery property located in Kansas City, Missouri known as Mt. Washington Cemetery for $1,200,000. Effective January 1, 2000, 50% of the interest in Mt. Washington Forever, Inc. was sold to an unaffiliated party for $50,000. The accounts of Mt. Washington Forever, Inc. have been consolidated with our accounts as of December 31, 1999, and are accounted for using the equity method beginning January 1, 2000.

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Prior period amounts included in the condensed consolidated financial statements have been restated to reflect the accounts of Forever Network, Inc. as if the acquisition had occurred as of the beginning of the earliest period presented. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2000. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

         Cemetery Property and Inventory -- Cemetery property consists of
         -------------------------------
developed and undeveloped cemetery property and is valued at cost. Repairs and maintenance are charged to expense as incurred, whereas major improvements are capitalized. Cemetery property is expensed as sales of cemetery plots occur. Mausoleum inventory is the cost of unsold mausoleum crypts and niches. Mausoleum inventories are expensed as sales of crypts and niches occur. A portion of the cost of the mausoleum is included in buildings in the accompanying condensed consolidated financial statements and is being depreciated over the useful life of the mausoleum.

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

         Other Income - Other income includes rental income from leased
         ------------
property, interest income from certain trust accounts, miscellaneous income and Forever Network's 50% share of earnings from investment in Mt. Washington Forever. For the three and nine months ended September 30, 2000, net income for Mt. Washington Forever was $67,770 and $422,085, respectively, of which 50%, or $34,203 and $211,855, respectively, was included in other income.

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

         Net Loss Per Share -- Our basic net loss per share is computed by
         ------------------
dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share includes the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. 321,862 potential shares were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2000, because they were anti-dilutive. There were no factors that affected the net income amount in the earnings per share computation.

NOTE 3 -- NOTES PAYABLE

         As of September 30, 2000, we had a note payable to Allegiant Bank in the amount of $2,100,444, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (9.5% per annum at September 30, 2000). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at September 30, 2000. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We also have notes payable to companies owned by the previous investment partners in Hollywood Forever, in the amount of $2,086,805 at September 30, 2000. These notes were incurred in connection with the purchase of the additional 45% of Hollywood Forever, Inc. on December 8, 1999. Payments of $48,723 are due monthly until the principal balance of the notes is paid in full. The interest rate on these notes is 8.5% per annum.

NOTE 4 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of September 30, 2000 were as follows:

                                            COST OR         GROSS          GROSS          ESTIMATED
                                           AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                             COST           GAINS          LOSSES           VALUE
                                         ------------    ----------     ------------     ------------
Fixed maturity securities
    Corporate bonds                      $ 10,698,111    $  126,445     $ (1,341,510)    $  9,483,046
    Mortgage backed securities             77,659,480       213,532       (8,452,709)      69,420,303
    U.S. government                        18,179,040        32,664       (1,355,235)      16,856,469
                                         ------------    ----------     ------------     ------------
      Total fixed maturity securities     106,536,631       372,641      (11,149,454)      95,759,818

Equity securities                          10,404,696     1,059,219       (4,860,781)       6,603,134
                                         ------------    ----------     ------------     ------------

    Total                                $116,941,327    $1,431,860     $(16,010,235)    $102,362,952
                                         ============    ==========     ============     ============

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

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                FOREVER
                                              ENTERPRISES
                                              (EXCLUDING         FOREVER                           CONSOLIDATED
                                            FOREVER NETWORK)     NETWORK         ELIMINATIONS          TOTAL
                                            ----------------   -----------       ------------      -------------
    Revenues                                 $  46,071,403     $ 5,963,189       $   (618,827)     $  51,415,765
    Net loss                                    (1,344,945)       (919,844)          (151,352)        (2,416,141)
    Assets                                     201,690,580      20,160,976         (4,909,272)       216,942,284

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                               FOREVER
                                              ENTERPRISES         FOREVER                           CONSOLIDATED
                                         (PREVIOUSLY REPORTED)    NETWORK          ELIMINATIONS         TOTAL
                                         ---------------------  -----------        ------------     ------------
    Revenues                                  $ 41,210,800      $ 2,064,886         $(265,021)      $ 43,010,665
    Net loss                                    (1,059,450)        (986,664)         (115,254)        (2,161,368)
    Assets                                     159,496,049       12,356,588          (787,643)       171,064,994

TOTAL SHAREHOLDERS' EQUITY                                 SEPTEMBER 30, 2000                    DECEMBER 31, 1999
                                                           ------------------                    -----------------
    Total shareholders' equity, before acquisition           $      876,986                       $    2,722,895
    Equity of Forever Network                                     1,757,099                            2,759,618
    Intercompany eliminations                                      (277,282)                            (125,931)
                                                             --------------                       --------------
    Total shareholders' equity, after acquisition            $    2,356,803                       $    5,356,582
                                                             ==============                       ==============

NOTE 6 -- SEGMENT INFORMATION

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  5,404,035    $ 46,050,343    $   580,214    $  (618,827)  $  51,415,765

Net loss before income taxes             (314,477)       (227,264)    (2,658,880)      (151,352)     (3,351,973)

Total assets                           20,160,976     200,100,891      1,589,689     (4,909,272)    216,942,284

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  1,950,324    $ 41,193,635    $   131,727    $  (265,021)  $  43,010,665

Net loss before income taxes             (136,223)            701     (2,241,155)      (115,254)     (2,491,931)

Total assets                           12,356,588     158,220,995      1,275,054       (787,643)    171,064,994

NOTE 7 -- SUBSEQUENT EVENT

         We are currently in negotiations to reinsure substantially all of our currently insured business in order to raise capital for further cemetery expansion.

         On October 17, 2000, we entered into a letter of intent with the owner of a single-location cemetery property in the Midwest. Due diligence is in process and no closing date has yet been set. Financing will be provided by the current owner.

         On October 27, 2000, we entered into a letter of intent to purchase nine additional cemetery properties in a major metropolitan city. We are in the beginning stages of due diligence. If due diligence proves favorable, then closing is expected to occur during the first quarter of 2001. The current owners are expected to finance seventy-five percent of the purchase price with the remaining twenty-five percent and working capital funded through other debt sources.

NOTE 8 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 -- PRIOR PERIOD ADJUSTMENT

         We have recorded a prior period adjustment related to the method of recording certain pre-need cemetery and funeral contracts and the related trust assets prior to January 1, 1999. This adjustment resulted in an increase in total assets of approximately $1.8 million, an increase in liabilities of approximately $3.5 million and a charge to retained earnings, net of tax, of approximately $1.7 million as of January 1, 1999.

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

         Our plan is to acquire properties in major metropolitan areas. Properties also may be in the form of raw land in a current or developing population center that can support a funeral home/mausoleum structure and with a suitable supply of saleable cemetery land. Acquiring and developing properties in major areas is intended to allow for more rapid expansion of the Forever biography program and marketing of the Internet site. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices.

         We have developed strategies designed to enhance the profitability of the businesses and properties we acquire. With respect to our cemetery/ funeral home operations, we believe we can apply tested and proven marketing techniques to produce significant revenue and market share growth. Efficient property operations management should allow for greatly enhanced profitability on newly acquired properties. Demographics and the growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the Web are expected to provide the platform for success of our Internet strategy. Economies of scale through the integration of our systems, administration and purchasing and marketing programs should provide other valuable cost savings to enhance results.

         Our insurance companies will serve to complement the Forever strategy rather than serving as the principal component of the Company's operations. Pre-need contracts will be sold over the Internet and at our funeral homes and cemetery properties, as well as through independent funeral homes and our affiliated sales force. Insurance products will be one of many memorialization products that we offer.

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

         Our financial highlights were as follows:

                                                                              NINE MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                                                   SEPTEMBER 30,
                                                                  ----------------------------------------
                                                                       2000                       1999
                                                                       ----                       ----
Premium income                                                    $  35,821,502              $  33,092,675
Net investment income and realized gains                              9,279,025                  7,679,922
Cemetery revenue                                                      5,963,189                  2,064,886
Other revenue                                                           352,049                    173,182
                                                                  -------------              -------------
     Total revenues                                                  51,415,765                 43,010,665
Benefits incurred                                                    18,616,129                 14,435,093
Other operating expenses                                             36,791,194                 31,136,307
Other income net                                                       (639,585)                   (68,805)
                                                                  -------------              -------------
     Loss before income taxes                                        (3,351,973)                (2,491,930)
Income tax benefit                                                     (935,832)                  (330,562)
                                                                  -------------              -------------
     Net loss                                                     $  (2,416,141)             $  (2,161,368)
                                                                  =============              =============

Loss per share:
     Basic                                                        $       (0.35)             $       (0.31)
     Diluted                                                              (0.35)                     (0.31)

                                                                SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                ------------------         -----------------
BALANCE SHEET DATA:

Trade accounts receivable, net                                    $   4,624,917              $   3,640,941
Cemetery property, net                                                3,387,717                  3,687,333
Total assets                                                        216,942,284                206,328,286
Total policy liabilities                                            198,047,575                185,262,856
Shareholders' equity                                                  2,356,803                  5,356,582

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."


NINE MONTHS ENDED SEPTEMBER 30, 2000

                                       CEMETERY        INSURANCE      CORPORATE   INTERSEGMENT      TOTAL
                                       --------        ---------      ---------     ------------      -----
Revenues                             $  5,404,035    $ 46,050,343    $   580,214    $  (618,827)  $  51,415,765

Net loss before income taxes             (314,477)       (227,264)    (2,658,880)      (151,352)     (3,351,973)

Total assets                           20,160,976     200,100,891      1,589,689     (4,909,272)    216,942,280





NINE MONTHS ENDED SEPTEMBER 30, 1999

                                       CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------        ---------      ---------     ------------      -----
Revenues                             $  1,950,324    $ 41,193,635    $   131,727    $  (265,021)  $  43,010,665

Net loss before income taxes             (136,223)            701     (2,241,155)      (115,254)     (2,491,931)

Total assets                           12,356,588     158,220,995      1,275,054       (787,643)    171,064,994


         Cemetery Operations. Cemetery revenues increased approximately $1.0 million and $3.5 million, or 129% and 177%, in the three-month and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods of 1999. The increases were largely attributable to Forever Networks' acquisition of an additional 45% interest in Hollywood Forever in December 1999, which brought our total ownership to 90%. Sales for the first nine months of 2000 at each location also increased compared to the corresponding period in 1999 due to more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased approximately $503,000 and $1.4 million, or 478% and 292%, from $105,000 and $463,000 in the three and nine months ended September 30, 1999, respectively, to $608,000 and $1.8 million in the corresponding periods of 2000 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 34% for both the three months and nine months ended September 30, 2000, compared to 13% and 24% for the three months and nine months ended September 30, 1999, respectively.

         Selling, general and administrative expenses increased $1.2 million and $3.2 million, or 170% and 168%, from $718,000 and $1.9 million in the three and nine months ended September 30, 1999, respectively, to $1.9 million and $5.1 million, in the corresponding periods of 2000 due to increased variable selling expenses (as a result of increased sales) and additional administrative cost associated with the acquisition of an additional 45% interest in Hollywood Forever and the acquisition of Mt. Washington Forever. As a percentage of revenues, selling, general and administrative costs increased to 107% and declined to 94% in the three and nine months ended September 30, 2000, respectively, from 91% and 97% in the three months and nine months ended September 30, 1999 due to increased revenues, cost-saving efforts and increased operating efficiencies.

         Our loss before income taxes increased from a gain of $35,000 and a loss of $136,000 in the three and nine months ended September 30, 1999, respectively, to a loss of $166,000 and $314,000 in the corresponding periods of 2000. The operating loss as a percentage of revenues was -9% and -6% in the three and nine months ended September 30, 2000, respectively, compared to 4% and -7% in the corresponding periods of 1999. The three and nine months ended September 30, 2000 included $210,000 and $615,000, respectively, in interest expense due to increased acquisitions compared to $49,000 and $143,000 in interest expense for the corresponding periods of 1999.

         Total assets increased from $12.4 million at September 30, 1999 to $20.2 million at September 30, 2000 due largely to the acquisition of the additional 45% of Hollywood Forever.

         Minority Interest Cemetery Operations. Our equity in the earnings of Mt. Washington Forever for the nine months ended September 30, 2000 was $211,855. We first acquired an interest in Mt. Washington Forever in November 1999, and, therefore, had no share in its earnings prior to that time. Forever Enterprises, Inc. currently has a 50% interest in Mt. Washington Forever and takes an active role in management of the cemetery. The results of Mt. Washington Forever are summarized in the table below.

                                                                  NINE MONTHS ENDED
                                                   ----------------------------------------------
                                                   SEPTEMBER 30, 2000          SEPTEMBER 30, 1999
                                                         ACTUAL                    ESTIMATED
                                                   ------------------          ------------------
Revenues                                             $   3,013,000                 $  220,500
Cost of goods sold                                         847,000                     55,500
Selling, general and administrative expenses             1,744,000                    427,500
Income (loss) from operations                              422,000                   (262,500)

         Insurance Operations. Insurance revenues increased approximately $471,000 and $4.9 million, or 3.4% and 11.8%, in the three-month and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods in 1999. The increase was attributable to higher levels of new policies issued and in force, an increase in realized gains on investments and the absence of impairment losses which were recognized in 1999.

         Our premium income decreased approximately $289,000 and increased approximately $2.7 million, or -2.3% and 8.2%, in the three-month and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods of 1999. The three-month decrease was attributable to a minor fluctuation in premium payments, while the nine-month increase was due to higher levels of new business and subsequent increases in the in-force business.

         Our net investment income and realized gains increased approximately $876,000 and $1.9 million, or 52.5% and 25.4%, in the three-month and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods of 1999. In the first quarter of 1999, we recognized impairment losses on certain securities of approximately $1.7 million. We recognized no impairment losses during the first three quarters of 2000.

         Our benefit expenses increased approximately $2.1 million and $4.2 million, or 50.4% and 29.1%, in the three-month and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods of 1999. This increase was due primarily to an increase in future policy benefits due to higher levels of policies in force.

         Operating loss increased $934,000 and $228,000, respectively, in the three-month and nine-month periods ended September 30, 2000, compared to $118,661 and $701, respectively for the corresponding periods of 1999. The change in operating performance was due primarily to increased benefit expenses.

         Total assets increased $41.9 million from $158.2 million at September 30, 1999, to $200.1 million at September 30, 2000, due primarily to the acquisition of a block of life insurance and annuity policies from Funeral Securities Life Insurance Company in October 1999, and due to the acquisition of Liberty Standard Life Insurance Company in May 2000.

         Corporate. Operating losses increased approximately $238,000 and $418,000, or 32.3% and 18.6%, in the three-month and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods in 1999 due to expenses incurred in connection with the acquisition of Forever Network, Inc. and related investment banking services.

         Consolidated. Net loss before income tax for the three- and nine-month periods ended September 30, 2000, increased $1.5 million and $939,000, or 261% and 38.9%, respectively, compared to the same periods in 1999. Net loss per basic and diluted share for the quarter ended September 30, 2000, increased to ($0.22) from ($0.08) for the same period of 1999. Net loss per basic and diluted share for the nine months ended September 30, 2000, increased to ($0.35) from ($0.31) for the comparable period in 1999. The increases in net loss for the three- and nine-month periods ended September 30, 2000, as compared to the same period of 1999, were due to increased revenues from our cemetery and insurance operations offset by similar increases in cost of sales and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash requirements for 2000 and in the future will depend upon acquisitions, timing of expansion plans, capital expenditures and mortality experience. We plan to secure capital required for additional cemetery properties, large capital improvement projects and significant technology developments related to the digital biographies and the Internet through equity or debt financing. The initial capital provided for the purchase and working capital of combined properties is anticipated to be sufficient to allow the property to realize positive cash flow within six to twelve months after acquisition, depending on the property. Bellerive Forever currently generates positive cash flow from operations. Hollywood Forever has begun to show positive cash flow and is expected to meet its operating cash requirements by year-end 2000. Any current operating cash shortfall is provided by cash flows from other operations.

         Capital projects on new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construction sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be funded through working capital.

         Capital will be required to fund the Internet/technology business plan. The Internet/technology operation currently is generating a negative cash flow and will require some investment capital for a period of time until revenues can be increased to approximate cash flow. Margins are expected to be high and overhead relatively low once Internet sales volumes achieve targeted levels. Until those levels are achieved, capital and cash requirements are expected to be provided by other operations of our company.

         Our St. Louis, Missouri combination property, Bellerive Forever, has recently completed and fully funded construction of a new office building. A second phase of the property's mausoleum currently is being planned with construction expected to begin in the second half of 2001. Capital requirements are expected to be funded through pre-construction sales and additional debt, if necessary.

         Our Hollywood combination property, Hollywood Forever, is in the pre-construction phase of a new mausoleum addition. The first phase of construction is not anticipated to begin until summer of 2001.
Pre-construction sales and/or additional debt financing, if necessary, are expected to fund the project.

         Our Kansas City combination property, Mt. Washington Forever, has largely completed several maintenance projects, including major infrastructure and road repairs, office building renovations and records management. These projects are being funded through an escrow account established as a requirement of the Mt. Washington Forever purchase. A new mausoleum/chapel building is currently in the design and pre-construction phase of development. Construction is expected to begin in the first half of 2001. An addition to the existing funeral home is being designed to accommodate higher than expected funeral calls to date and reasonable growth projections. Debt and other financing arrangements to fund this project are currently being negotiated. Other significant development projects, including a water development, lighting and security, office expansion, and additional park amenities are expected to start within the next twelve months. Funding is expected to be from the escrow account, an approved tax increment financing program, and/or additional debt financing.

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

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by the state in which the subsidiaries are domiciled. Statutory surplus bears no direct relationship to equity as determined under generally accepted accounting principles. No amounts are currently available for transfer to the parent company by dividend, loan or advance without prior regulatory approval.

         Total cash and investments were $157.8 million and $153.9 million at September 30, 2000 and December 31, 1999, respectively. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Deferred charges increased $3.2 million from $24.7 million at December 31, 1999 to $27.9 million at September 30, 2000 due to an increase in new policies issued.

         Policy liabilities increased $12.7 million from $185.3 million at December 31, 1999 to $198.0 million at September 30, 2000 due to higher levels of policies in force and due to the acquisition of Liberty Standard Life Insurance Company.

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

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders was held on August 31, 2000. Of 6,933,359 shares issued, outstanding and eligible to be voted at the meeting, 6,425,993 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the shareholders at the meeting, an amendment to Article IV, Section 4.1(1) of our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to 30,000,000. Upon tabulation of the votes cast, it was determined that the amendment had been approved. The voting results are set forth below:

MATTER                                              FOR            AGAINST       WITHHELD
------                                              ---            -------       --------
Amendment to increase authorized shares          6,425,673           210           110

ITEM 5.  OTHER MATTERS

         On August 31, 2000, our board of directors elected J. Tyler Cassity, Michael R. Butler and Randall K. Sutton as president, chief financial officer and treasurer of our company, respectively. Prior thereto, Mr. Cassity served as co-chief executive officer (technology, research and development) of our company from March 2000 and has served as president of Forever Memorial and Hollywood Forever since 1998.

         Mr. Sutton has served in various capacities with our company and its subsidiaries since 1977, most recently as chief financial officer of our company. Additionally, Mr. Sutton continues to serve as a member of the board of directors of our company and Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company, each a subsidiary of our company, and as chief financial officer of National Prearranged Services, Inc.

         Mr. Butler has served as Chief Financial Officer of the Forever Network companies since he joined Forever in March of 1998. Prior to that, Mr. Butler spent ten years with Monsanto Company in various positions of increasing responsibility in sales and marketing, manufacturing, and business management.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

                  We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOREVER ENTERPRISES, INC.
                                 (Registrant)



Dated:  November 13, 2000        By: /s/ Brent D. Cassity
                                    -------------------------------------------
                                    Brent D. Cassity, Chief Executive Officer



Dated:  November 13, 2000        By: /s/ J. Tyler Cassity
                                    -------------------------------------------
                                    J. Tyler Cassity, President



Dated:  November 13, 2000        By: /s/ Michael R. Butler
                                    -------------------------------------------
                                    Michael R. Butler, Chief Financial Officer

                                EXHIBIT INDEX

   Ex. No.                             Description
   -------                             -----------

    3.1 (c) Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company, are filed herewith.

   27.1 Financial Data Schedule (September 30, 2000), are filed herewith.

   27.2 Restated Financial Data Schedule (September 30, 1999), are filed herewith.