Form 10-K
period 2000-12-31
FOREVER ENTERPRISES INC
filed 2001-04-17
CIK 1059265

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000    Commission File Number: 001-14067

                          FOREVER ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

             TEXAS                                     36-3427454
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

          10 S. Brentwood,
          Clayton, Missouri                              63105
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code: (314) 726-3371

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01

Name of exchange on which registered: Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes X . No   .
                                                  ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $2,600,000 as of March 15, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 15, 2001, 6,933,924 shares of Common Stock, par value $.01, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) is incorporated by reference into the indicated Part of this Report: Certain information required in Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                   PART 1

ITEM 1.  BUSINESS

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


GENERAL

Forever Enterprises, Inc., through its subsidiaries, produces and markets multimedia biographies, owns and operates combination funeral home and cemetery properties, operates an internet marketing site, and operates life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly owned life insurance subsidiaries.

In March 2000, we completed the acquisition of Forever Network, Inc. (formerly known as Forever Enterprises, Inc.). Forever Network, directly and through its subsidiaries, Mason Securities Association, Inc., Forever Memorial, Inc., Hollywood Forever, Inc., Dartmont Investment, Inc. and Mount Washington Forever, Inc., owns and operates funeral homes and cemetery properties and sells, archives and displays digital interactive life stories viewed at grave sites and on the Internet at www.forevernetwork.com.
                                             ----------------------

In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site. In connection with the acquisition, we issued 2.4 million shares of our common stock in exchange for all of the outstanding capital stock of Forever Network. The acquisition was accounted for in a manner similar to the pooling-of-interests method of accounting. Upon completion of the transaction, we changed our corporate name from Lincoln Heritage Corporation to Forever Enterprises, Inc.

Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

We were incorporated in Texas in 1980. We formed Memorial Service Life Insurance Company in 1986 and acquired Lincoln Memorial Life Insurance Company in 1998.

In October 1999, we entered into an agreement to purchase all the outstanding shares of capital stock of Dixie National Life Insurance Company for an estimated purchase price of approximately $10 million. The sole shareholder of Dixie National Life Insurance Company terminated the agreement in June 2000. We formally terminated the agreement to purchase in July 2000.

In May 2000, we purchased all the outstanding shares of capital stock of Liberty Standard Life Insurance Company ("LSLife") for $1.1 million. As of that date, Liberty Standard Life Insurance Company had approximately $4.5 million (statutory basis) in assets and $4.4 million (statutory basis) in liabilities. The acquisition was accounted for using the purchase method of accounting.

In December 2000, we entered into an agreement with Employers Reassurance Corporation in which we ceded a large block of our in-force business with net reserves of approximately $77 million. Prior to this reinsurance, we recaptured business previously reinsured to Alabama Reassurance Corporation and London Life International Reinsurance Corporation.

In December 2000, we completed the sale of our insurance subsidiary, Liberty Standard Life, to North America Holdings, Ltd. in which we sold all outstanding shares of Liberty for approximately $900,000. Simultaneous with this transaction, Lincoln Memorial Life entered into various reinsurance agreements with North America Life Insurance Company of Texas ("North America Life") (formerly Liberty Standard Life) involving the cession of several blocks of life insurance policies with net reserves of approximately $67 million. We also entered into an agreement with North America Life to cede the majority of new business generated on an ongoing basis.


BUSINESS STRATEGY

Our business strategy is to grow our business by acquiring cemetery/funeral home combination properties in targeted metropolitan areas, aggressively grow the multimedia biography business through all company properties and the Internet, and further develop our Internet marketing business. Through this strategy, we expect to develop the Forever brand to enhance consumer recognition and sales. No assurance can be given that we will be successful in completing any acquisition, or that any acquisition, once completed, will ultimately enhance our results of operations.

We will seek to increase the number of quality cemetery/funeral home combination projects we own and operate and to expand our Forever network of families with digital biographies. Our plan is to acquire properties in major metropolitan areas to allow us to advertise and market the Forever programs to large populations. The properties need to have enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The properties could possibly be distressed in some way. Those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our biography services to existing client family members, thus expanding our market potential. Properties also may be in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provides a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major areas should also allow us to quickly develop our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise over the forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that the major acquisition companies are in financial distress and the prices for properties are dropping to what we believe are very reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

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


NATIONAL PREARRANGED SERVICES

National Prearranged Services, an affiliate of our company, has marketed prearranged funeral contracts since 1979 for funeral homes in Missouri, Texas and six other states, and is licensed to expand into an additional 22 states. In addition to marketing, National Prearranged Services recruits, trains and manages an agency field force, which is dedicated to selling only the products of the affiliated group of companies. National Prearranged Services believes that the market for pre-need products is growing significantly with the aging of the U.S. population. The market for pre-need products is primarily in the 50 and older age group. National Prearranged Services' strategy is to continue to capitalize on the demand for older age products, which management believes, will continue to present a growing market.

In 1998, we entered into an agreement with National Prearranged Services and National Prearranged Services Agency, pursuant to which National Prearranged Services and National Prearranged Services Agency agreed to purchase insurance policies to fund their prearranged funeral business exclusively from our subsidiaries. We agreed to pay, on a monthly basis, an amount equal to 2% of the face amount of such insurance issued during the prior month. The agreement was terminated effective September 1, 2000 concurrent with the reinsurance agreements previously discussed.

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

National Prearranged Services elects to invest in insurance policies as one of the methods of funding its contractual obligations. National Prearranged Services could invest in other statutorily appropriate instruments to fund such obligations but like most other pre-need sellers today, prefers the use of insurance to do so. National Prearranged Services determines whether to purchase an insurance policy from us or use its own resources to satisfy its obligations created under the prearranged funeral contract based on the individual pre-need laws in existence on the contract date and the underwriting standards as established by us and the state in which the purchaser resides. For example, in Missouri, the law requires funding through a trust the trust that may choose to retain the funds from the prearranged funeral contract instead of purchasing an insurance policy because of the underwriting standards set by us when compared to the underwriting characteristics of the prearranged funeral contract purchaser. The option to not purchase an insurance policy is not available in all states.

Should National Prearranged Services elect to purchase an insurance policy equal to the current cost of the contracted funeral, the insurance premiums to be charged are set by us based on actuarial review and analysis of the underwriting risks being assumed by us and the standardized rates are provided to National Prearranged Services. In the event a particular insurance policy has proceeds in excess of contracted-for funeral costs at the point of death, National Prearranged Services retains the proceeds as policyholder. National Prearranged Services is contractually obligated to provide the contracted-for funeral service at the point of death. The death benefits provided under the terms of the insurance policies may be greater or less than the cost of the funeral services due to excess interest earnings or additional insurance benefits provided under the terms of the participating policies or from a decline or increase in the funeral service costs as contracted by National Prearranged Services from the funeral homes.


PRODUCT PROFITABILITY

The profitability of cemetery and memorialization products and services depends upon several factors, including controlling the costs of our facilities, supplies and capital expenditures, maintaining competitive pricing of our products and maximizing the utilization of our sales force. Aggressive pre-need marketing, value-added products and services, and brand advertising will also contribute to the business profitability.

Newly implemented accounting changes due to Staff Accounting Bulletin ("SAB") 101, which was effective January 1, 2000, negatively impacted the reported results of operations of our cemetery and memorialization business due to their high level of pre-need revenues. Upon adopting SAB 101, revenue is deferred until services are delivered, usually at the time of death. SAB 101 will have a more significant impact on our newly acquired and developed properties in their early years until their pre-need contracts begin to turn to at-need (at the time of the insured's death).

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


OPERATIONS AND ADMINISTRATION

In our cemetery and memorialization business, our key operations and administrative functions are general property operations and customer service, property maintenance, and financial/accounting. We utilize systems and policies that are homogenous for all of our properties, excepting for any special circumstances dictated by the specific property. Forever has spent much time and effort to maximize the value from our operational systems and has documented procedures, extensive customer evaluations, and regular training to ensure the systems are followed and producing the desired effect.

Our office operations are typically led by a location general manager who oversees all of the daily operational elements, including contract processing, cash handling, property inventory, and procurement of merchandise. The property maintenance programs are managed by the general manager, and include all burial and service activity, property beautification and maintenance, and capital projects. Customer service is a top priority in Forever's "more than expected" culture and is a large part of each employee's responsibility at every Forever location.

Forever has invested capital in a leading industry software system that shall dramatically improve the timeliness, efficiency, and accuracy of operations and of our financial data. Additionally, we have invested in an upgraded accounting software system which will merge with the location software system to greatly improve the quality and speed of financial reports to allow us to more efficiently produce internal and external financial information to better analyze operations.

Our insurance operations emphasize a high level of service to agents, policyholders and customers and strive to maintain low overhead costs. Such operations principal administrative departments are financial, policyholder services and data processing departments. The financial department provides actuarial, accounting and budgeting services and establishes cost control systems for our company. The policyholder services department reviews policy applications, issues and administers policies and authorizes disbursements related to claims. The data processing department oversees and administers our information processing systems.

We also have invested in data processing hardware and software and employ our data processing capacity in all facets of our operations. All of our Austin, Texas and St. Louis, Missouri operations are processed on a network of personal computers. Our administrative departments use a common integrated system designed to permit us to function relatively efficiently, control costs and maintain relatively low overhead. Our system currently is servicing approximately 110,000 policies. Additional policies can be added at a relatively low marginal cost, thereby increasing economies of scale.

Our marketing relationship with National Prearranged Services assures a pipeline of pre-need policies for us and also plays a role in supporting the sales efforts at our cemetery properties. Forever Network currently owns and operates three cemetery properties in St. Louis and Kansas City, Missouri and Los Angeles, California.


INVESTMENTS

The investment income of our insurance subsidiaries is an important part of our total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest rates earned on invested assets. As of December 31, 2000, the average annual interest rate credited on our total reserve liability was approximately 7.7% per annum, and the average yield of our investment portfolio was approximately 4.6%. The primary cause of the negative spread was the realized losses on the sale of investments to fund the reinsurance agreements and recognized impairments of equity securities that were deemed to be other than temporary. After adjustment for these charges, our average yield for the year was 7.6%. Increases or decreases in interest rates could increase or decrease the interest rate spread between interest rates credited on insurance liabilities and investment yields, which in turn could have a beneficial or adverse effect on our future profitability. Sales of fixed maturity securities that result in investment gains also may tend to decrease future interest yields from the portfolio. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

Our investment strategy is to maintain primarily an investment grade, fixed maturity portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, and collateralized mortgage obligations. At December 31, 2000, approximately 98% of the book value of our fixed maturity investments consisted of investment grade securities.

We periodically review the existing portfolio of below investment grade securities and intend to maintain the holdings of such securities at or below the December 31, 2000 level. However, our ability to dispose of below investment grade securities is affected by market and other conditions. The markets for these securities are often less liquid and efficient than the markets for investment grade securities.


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

The reserves recorded in the consolidated financial statements included elsewhere in this report are calculated based on accounting principles generally accepted in the United States of America and differ from those specified by the laws of the various states and recorded in the statutory financial statements of our insurance subsidiaries. These differences arise from the use of different mortality and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.

To determine policy benefit reserves for our life insurance products, we perform periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the reserves. Differences are reflected currently in earnings for each period. We historically have not experienced significant adverse deviations from our assumptions.


REINSURANCE

We enter into funds withheld treaties and reinsurance agreements with reinsurers to limit exposure on our insurance policies and to increase our statutory surplus. The cost of the increase in statutory surplus is recognized as reinsurance premiums ceded. We have reinsured significant blocks of our insurance products with other insurance companies under agreements of indemnity reinsurance.

Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured. The policy risk retention limit on the life of one individual does not exceed $50,000.

With substantially all of our existing insurance policies covered by reinsurance agreements, as well as an agreement with North America Life to reinsure the majority of new policies written, we do not plan to enter into any similar reinsurance agreements in the future. Essentially, our insurance operations will now serve as a third-party administrator for the policies reinsured to other insurance companies.


COMPETITION

The cemetery/funeral industry is highly fragmented, with most of the approximately 22,000 funeral homes and 10,500 cemeteries in the United States owned by sole proprietors. These businesses have been passed from generation to generation and have historically developed a loyal customer base due to geography and/or name recognition in the community. These properties continue to be operated much as they have in the past, offering the same services and products and marketing to the community as they have for years and years prior. Their treatment of death and memorialization is a result of the idea that people want the same products and services that the industry has always offered. There is little differentiation and, as a result, little market share change.

Four major consolidators, Service Corporation International, The Loewen Group, Stewart Enterprises, Inc., and Carriage Services, Inc., together own approximately 15% of the funeral homes and 10% of the commercial cemeteries in the United States. Until recently, each of the companies have been heavily involved in acquisitions of independent funeral homes and some cemeteries. The Loewen Group is currently in Chapter 11 bankruptcy and the others are facing financial difficulty as they try to manage their high level of debt from very aggressive and high priced acquisitions and operational problems. These companies all emphasize their funeral operations as their major business. While these companies may claim to be different from one another in the way they operate, we believe that there is really little tangible difference. None of these competitors has tried to develop a brand, despite their revenues. We believe this creates a noticeable void in the industry and an excellent opportunity for us.

Additionally, cremation is becoming a more popular option for families and individuals in the United States. Our properties embrace this trend and offer a range of products and services to satisfy this segment. More unique offerings, which are intended to focus on the need for memorialization, include cremation benches, boulders, scattering gardens and the Forever Memorial digital biography.

The life insurance industry is highly competitive and consists of a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by us. We also encounter competition from the expanding number of banks, securities brokerage firms and other financial intermediaries that are marketing insurance products and that offer competing products such as savings accounts and securities. Competition within the life insurance industry occurs on the basis of, among other things, interest rates, financial stability, policyholder service and ratings assigned by insurance rating organizations.


DIVIDENDS ON PARTICIPATING POLICIES

The determination of dividends on participating policies is not dependent on any pre-determined factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. Because we and National Prearranged Services are affiliated entities, National Prearranged Services, as the policyholder of a significant portion of our business, may exercise significant influence over the decision regarding the amount and timing of policyholder dividends. Our insurance subsidiaries paid no dividends in the past three years on their direct business. Among other items, low levels of inflation were a factor for not paying dividends. There currently are no plans for paying dividends on our direct business in the foreseeable future; however, dividends could be declared should circumstances warrant. The most likely circumstance that may warrant the declaration of policyholder dividends would be a significant increase in the level of inflation. The declaration of policyholder dividends would, through the provision of paid-up additions rather than cash dividends, provide additional death benefits under the insurance policies. The increased level of death benefits would contribute to covering the presumed increase in the cost of funeral services to be provided in the future. The ability to provide increased benefits under the terms of the insurance policies issued as a response to increased levels of inflation, which, in turn, allows us to remain competitive, is the primary reason for the utilization of participating policies. We do pay policyholder dividends on blocks of business that we acquired from World Insurance Company and Woodmen Accident and Life Company. Such amounts were $76,617, $108,396 and $90,335 for the years ended December 31, 2000, 1999 and 1998, respectively.

REGULATORY FACTORS

Our funeral homes are regulated by the Federal Trade Commission ("FTC"), which issued a comprehensive trade regulation rule for the funeral industry. The FTC's rule contains minimum guidelines for funeral industry practices, requires price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. There is some activity relative to an attempt to incorporate cemeteries under this code, though no official act is pending. Other cemetery/funeral home regulations vary by state and are not considered detrimental to our business plan.

Our insurance subsidiaries are subject to regulation by the insurance regulatory authorities in the states in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to provide safeguards for policyholders rather than to protect the interests of shareholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, management agreements, investments, deposits of securities, the form and content of financial statements, rates charged by insurance companies, sales literature, terms of insurance policies, accounting practices and the maintenance of specified reserves, capital and surplus. Our insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in each of the jurisdictions in which they do business. Our life insurance subsidiaries are licensed in 42 states and the District of Columbia. In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. We have not finalized the determination of the effects of the Codification on our statutory financial statements.

In December 1992, the National Association of Insurance Commissioner's adopted the Risk-Based Capital for Life and/or Health Insurers Model Act. The model act provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The model act (or similar legislation or regulation) has been adopted in states where our insurance subsidiaries are domiciled. The Texas Department of Insurance has adopted its own risk-based capital requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. At December 31, 2000, the total adjusted capital for each of our subsidiaries met or exceeded the required levels.

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


EMPLOYEES

At December 31, 2000, we and our subsidiaries had approximately 110 full-time employees. We believe that we enjoy good relations with our employees and agents.


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

"Deferred policy acquisition costs" means expenses that are capitalizable under accounting principles generally accepted in the United States of America. The expenses must vary with the production of new business and must be primarily related to the production of new business. Agents' first year commissions are, by far, the largest single component of deferred policy acquisition costs.

"Funded pre-need contract" means a pre-need contract or a prearranged funeral contract that has been fully paid for by the purchaser.

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


ITEM 2.  PROPERTIES

Forever Network owns and operates three funeral homes in St. Louis and Kansas City, Missouri and Los Angeles, California, and maintains sales and administrative offices at each of those sites. Forever Network also operates production facilities for the biography business at each location with central operations in Hollywood, California. Our Internet development operation is based at the Hollywood facility.

Bellerive Forever Cemetery, located in St. Louis, Missouri, encompasses approximately 46 acres, with over 15 acres undeveloped for future use. This property includes a new office building with approximately 3,100 square feet and a 1,000 crypt white marble mausoleum/chapel facility. Hollywood Forever Cemetery, located in Los Angeles, California, is approximately 65 acres, with three community mausoleums totaling about 40,000 square feet. An additional 4,600 crypts of inventory are currently being planned and developed. This facility also includes 7,500 square feet of funeral home, chapel and flower shop, 10,000 square feet of office space, and 6,000 square feet of studio production and editing space for the Forever Memorial biography and internet businesses. Mount Washington Forever Cemetery, located in Kansas City, Missouri, is a combination cemetery/funeral home property with 229 acres, of which 100 are developed for current use, including a garden mausoleum. We are also in the beginning stages of development of a 1,000 crypt white marble mausoleum/chapel. This property also includes 8,500 square feet of office and funeral home, with construction of over 2,000 additional feet of funeral home space in progress. Each property also has maintenance facilities on site.

Memorial Service Life Insurance Company leases approximately 25,000 square feet in an office building which houses our executive offices located at 10
S. Brentwood, St. Louis, Missouri under the terms of a lease that expires in June 2002. Memorial Service Life Insurance Company also leases approximately 10,000 square feet of property at 1250 Capital of Texas Highway, Building 3, Suite 100, Austin, Texas under the terms of a lease that expires in August 2002. Memorial Service Life Insurance Company entered into a Sublease Agreement with North America Life, effective December 18, 2000, under which North America Life subleases approximately 4,800 square feet of our office space in Austin, Texas. This agreement will terminate concurrent with the expiration of Memorial's lease in August 2002. We believe that the properties currently leased by Memorial Service Life Insurance Company are suitable for our current operations and will allow for the expansion of our business in the future. As our operation expands, the leasing of additional space in Austin, Texas and St. Louis, Missouri may be necessary. We currently do not foresee any material difficulties with leasing additional space that may be required in the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

We are subject to various claims and contingencies arising out of the normal course of business. In the opinion of management after consultation with legal counsel, resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2000, through the solicitation of proxies or otherwise.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of April 16, 2001, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. Messrs. Brent D. Cassity and J. Tyler Cassity are brothers.

The name, age and position with respect to each of our executive officers are set forth below:

Brent D. Cassity, 34, has over ten years experience with the death care memorialization industry. Mr. Cassity has been chief executive officer of Forever Network, Inc. since 1991, supervising its cemetery and Internet divisions. In addition, prior to 1997, Mr. Cassity served as the executive in charge of marketing operations for National Prearranged Services, Inc. Mr. Cassity has served as a director of our company since 1996 and served as chairman of our board of directors from September 1997 until March 2000. In March 2000, Mr. Cassity was appointed our chief executive officer. Mr. Cassity also serves as a member of the board of directors of each of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company.

J. Tyler Cassity, 31, joined us in 1993. Immediately prior to that date, Mr. Cassity worked in the public relations field with PEN American Center. Mr. Cassity earned a Bachelor of Arts degree from Columbia University in 1992.
Mr. Cassity is responsible for video biography production at Forever Memorial and for the management of Hollywood Forever, Inc. Mr. Cassity was instrumental in the purchase of Hollywood Forever in April of 1998. Mr. Cassity was elected president of our company in August 2000 and has served as president of Forever Memorial and Hollywood Forever since 1998.

Michael R. Butler, 34, has served as Chief Financial Officer of the Forever Network companies since he joined us in March 1998. In August 2000, Mr. Butler was elected Chief Financial Officer of our company. Prior to joining us, Mr. Butler spent ten years with Monsanto Company in various positions of increasing responsibility in sales and marketing, manufacturing and business management.

Randall K. Sutton, 55, has served as a member of our board of directors and a vice president of our company since 1996 and as our chief financial officer from March 2000 to August 2000. In August 2000, he was elected Treasurer of Forever Enterprises, Inc. Mr. Sutton also serves as a member of the board of directors of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company, each a subsidiary of our company. Mr. Sutton also currently is the chief financial officer of National Prearranged Services, Inc., an affiliate of our company. During his 20-year tenure with National Prearranged Services, Mr. Sutton also has managed investments for several affiliated companies.

Howard A. Wittner, 64, became a director of our company in September 1997 and, in March 2000, Mr. Wittner was appointed chairman of our board of directors and as corporate secretary. For more than the past five years, Mr. Wittner has been a senior partner practicing corporate and business law through his firm Wittner, Poger, Spewak, Maylack & Spooner, P.C., St. Louis, Missouri. His professional memberships include the Bar Association of Metropolitan St. Louis, The Association of Trial Attorneys and the Missouri Defense Lawyers Association. Mr. Wittner has served as counsel for our company and its affiliates for more than the past five years.

The executive officers were appointed by and serve at the pleasure of our board of directors.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF COMMON STOCK

Our common stock is traded in the "over the counter" market under the symbol "FVEN". Our stock traded on the Pacific Exchange from November 1998 to September 13, 2000. The following table sets forth the reported high and low closing sales prices of shares of our common stock by quarter for the years ended December 31, 1999 and 2000.

                                                       PRICE RANGE
                                                ------------------------
FISCAL YEAR                                        HIGH          LOW
Year ended December 31, 1999:
  First Quarter                                   $6.500        $4.125
  Second Quarter                                   7.375         5.250
  Third Quarter                                    9.125         6.688
  Fourth Quarter                                   6.938         5.125

Year ended December 31, 2000:
  First Quarter                                   $5.250        $4.500
  Second Quarter                                   5.000         2.000
 *Third Quarter                                    6.500         2.000
  Fourth Quarter                                   5.500         2.500

 *Trading suspended on the Pacific Exchange effective September 13, 2000.

As of April 1, 2001, the approximate number of stockholders of record of our common stock was 460 which included approximately 150 beneficial holders of our common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.


DIVIDEND POLICY

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors regularly reviews our dividend policy.


RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the quarter ended December 31, 2000.

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


                                                            YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                            2000(1)     1999(2)     1998(3)(4)     1997(3)       1996
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Premium Income                             $  36,603   $  44,606    $  41,195     $  38,044   $  33,274
Net investment income and realized gains       6,236      10,801       12,574         8,838       5,729
Cemetery revenue                               6,333       2,794        2,151         1,622         982
Other revenue                                    509       1,519          748           -           -
Gain on sales of funeral homes                   -           -            -             -         4,962
                                           ---------   ---------    ---------     ---------   ---------
       Total revenues                         49,681      59,720       56,668        48,504      44,947

Benefits incurred                             31,491      35,842       32,924        31,151      24,750
Other expenses(5)                             27,632      26,288       23,481        14,737      14,518
                                           ---------   ---------    ---------     ---------   ---------

Income (loss) before federal taxes            (9,442)     (2,410)         263         2,616       5,679
Income tax expense (benefits)                 (1,219)       (655)         359           672         197
                                           ---------   ---------    ---------     ---------   ---------

Net income (loss) before cumulative
  effect of accounting change                 (8,223)     (1,755)         (96)        1,944       5,482
Cumulative effect of accounting change          (316)
                                           ---------   ---------    ---------     ---------   ---------
Net loss                                   $  (8,539)  $  (1,755)   $     (96)    $   1,944   $   5,482
                                           =========   =========    =========     =========   =========

Weighted average shares outstanding
  (basic and diluted)                          6,933       6,926        6,487         6,400       6,400
Earnings (loss) per share (basic and
  diluted)                                 $   (1.19)  $   (0.25)   $   (0.01)    $    0.30   $    0.86

                                                                DECEMBER 31,
                                          --------------------------------------------------------------
                                            2000(1)     1999(2)     1998(3)(4)     1997(3)       1996

BALANCE SHEET DATA:
Invested assets                            $  90,500   $ 150,272    $ 133,831     $ 120,041   $  59,919
Total assets                                 211,120     206,092      164,073       146,699      80,750
Total policy liabilities                     191,773     182,783      153,751       130,450      73,067
Shareholders' equity                             513       3,953        8,995         4,549       2,625

(1) Comparison of selected consolidated financial data in the table is affected by the ceding through coinsurance of several blocks of life and annuity business to Employers Reassurance Corporation and North America Life Insurance Company effective August 31, 2000 and November 30, 2000, respectively.



(2) Comparison of selected consolidated financial data in the table also is affected by the assumption through coinsurance of a block of life and annuity business from FSLife effective on October 1, 1999. We received $30,032 in assets in exchange for assuming $27,701 in insurance liabilities. During 1999, we retroceded, through a coinsurance agreement, 50% of the life insurance assumed from the purchase of the block of business that we acquired from FSLife to Alabama Reassurance Company. As of December 31, 1999, invested and total assets included approximately $28,088 and policy liabilities included approximately $24,782 associated with the block of business that we acquired from FSLife.

(3) Comparison of selected consolidated financial data in the table is significantly affected by the assumption through coinsurance of a block of life and annuity business from Woodmen Accident and Life Company effective September 1, 1997. We received $48,025 in cash in exchange for assuming $50,857 in insurance liabilities. For the years ended December 31, 1997 amounts related to the block of business acquired from Woodmen Accident and Life Company included premiums of approximately $58, investment income of approximately $1,227 for interest earned on the assets purchased with the cash received, benefits incurred of approximately $909 in interest paid on policyholder deposits and increase in future policy benefits.

(4) Comparison of selected consolidated financial data in the table also is affected by the assumption through coinsurance of a block of life and annuity business from World Insurance Company effective on April 1, 1998. We received $19,941 in assets in exchange for assuming $21,910 in insurance liabilities. During 1998, we retroceded, through a coinsurance agreement, 50% of the life insurance assumed from the purchase of the block of insurance acquired from World Insurance Company to Alabama Reassurance Company.

(5) Other expenses for the years ended December 31, 2000, 1999 and 1998 are net of expense reimbursements from National Prearranged Services in the amount of $2,517, $2,685 and $2,254, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and related notes, and other financial information included elsewhere in this report.


OVERVIEW

Forever Enterprises, Inc., through its subsidiaries, produces and markets multimedia biographies, owns and operates combination funeral home and cemetery properties, operates an internet marketing site, and operates life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly owned life insurance subsidiaries.

In connection with our acquisition of Forever Network, Inc. and its subsidiaries on March 9, 2000, we acquired three cemetery/funeral home combination properties located in Los Angeles, California and St. Louis and Kansas City, Missouri, a funeral home located in Kirkwood, Missouri that is leased to Service Corporation International, the Cremation Society of St. Louis, the Cremation Specialists of Los Angeles and Forever Cremation Society of Kansas City. In addition, Forever Network is engaged in the business of selling, archiving and displaying digital interactive life stories viewed at the grave sites and on the Internet at www.forevernetwork.com. Forever Network currently maintains over 4,200
----------------------
client biographies that are available for viewing on the Internet site. The acquisition of Forever Network was accounted for in a manner that is similar to a pooling-of-interests.

Our revenues from the cemetery and memorialization business are principally derived from products and services sold in connection with funerals and burials and revenues derived from biographies sold at our three properties and our website, www.forevernetwork.com. Larger contributors to cemetery
                 ----------------------
revenues include interment rights (grave, entombment, and inurnment spaces), grave markers and monuments, services related to visitation and burial, burial containers (caskets and burial vaults), and biography services. Our new properties' revenues are expected to ramp up to sustainable profitability levels, and to grow at more normal levels within six-12 months of operations.

Expenses for our cemetery operation include the cost to provide the merchandise or service pertaining to the funeral, burial, or biography. Caskets, markers/monuments, professional services, and editing services are some of the major items. Other expenses relate to selling and marketing, such as commissions and advertising, general and administrative operations wages, insurance, supplies, utilities, maintenance wages, equipment and interest. Each of these categories is targeted to meet certain budgeted ratios as a percentage of revenues. Certain expenses may carry higher ratios in the earlier stages of operation under Forever's plan. Our new properties expenses are expected to reach normal sustainable levels within 6-12 months.

Our life insurance subsidiaries primarily write policies sold by our affiliate, National Prearranged Services, in connection with National Prearranged Services' sale of prearranged funeral contracts. During 2000, 1999 and 1998, we derived revenues primarily from premiums on insurance policies generated by National Prearranged Services. Looking forward, we expect net premium revenues to decrease due to the reinsurance transactions noted earlier.

Although investment income and realized investment gains have contributed significantly to total revenues in the past, we expect those components to have a reduced impact on our financial results in the future due to decreased holdings of investments.

Expenses for our insurance operation during 2000, 1999 and 1998 consisted principally of benefits paid or accrued, commissions on the sale of policies and general and administrative costs associated with life insurance company operations. Although general and administrative costs have increased in accordance with the growth in our business, we believe our infrastructure will support increasing levels of internal revenue growth without the need for general and administrative expenses to increase at a similar rate.

Our insurance subsidiaries are subject to a high degree of regulation from various state insurance administrators. Such regulation governs (among other things): investment policies; financial reporting; capital adequacy; terms of policies; and the ability of our subsidiaries to pay dividends and management fees to us. In addition, National Prearranged Services' activities in selling prearranged funeral contracts are highly regulated in the states in which National Prearranged Services does business. These regulatory aspects and future changes therein could materially affect our financial condition and results of operations. See "Business--Regulatory Factors."

Our strategy is to increase shareholder value by growing our funeral/ cemetery/memorialization and insurance business through: (i) acquisitions and operation of cemetery properties in targeted metropolitan areas; (ii) growth of our Internet and cemetery business through the increased traffic and brand recognition generated from implementing our marketing and operational systems; and (iii) expense allowance receipts on life insurance policies ceded to other companies. Our ability to acquire such properties and policies will be dependent upon (among other things) our ability to identify, negotiate and complete transactions of favorable values, arrange necessary financing and integrate and manage the acquisitions after completion, including preserving customer relationships. There can be no assurance that we will successfully execute our strategy.


RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2000 and 1999

CEMETERY OPERATIONS

The following table compares selected financial information for 2000 and 1999 that has been adjusted to consistently reflect the impact of SAB 101 for both years on the cemetery segment of the business. The revenue recognition adjustments due to SAB 101 below are adjusted for the year in which they occurred versus the one-time year 2000 adjustment shown in amounts for financial presentation in other parts of this document. The impact of SAB 101 for 1998 was not significant.


                    2000            1999          VARIANCE          1998         VARIANCE
Revenues
  Pre SAB       $  7,767,719    $  2,793,920    $  4,973,799    $  2,150,577   $    643,343
  Post SAB         6,333,007       2,013,690       4,319,317

Cost of sales
  Pre SAB          2,472,102         632,154       1,839,948         712,238        (80,084)
  Post SAB         1,815,588         307,509       1,508,079

SG&A
  Pre SAB          6,953,527       2,936,956       4,016,571       1,827,143      1,109,813
  Post SAB         6,789,106       2,797,172       3,991,934

Income (loss)
  Pre SAB         (1,085,019)     (1,081,924)         (3,095)         80,218     (1,162,142)
  Post SAB        (1,698,796)     (1,397,725)       (301,071)

 Total assets
  Pre SAB         16,095,853      20,035,324      (3,933,471)      7,163,357     12,871,967
  Post SAB        16,095,853      21,035,324      (3,933,471)

Cemetery revenues increased approximately $5.0 million, or 178%, in the year ended December 31, 2000 compared to 1999. The increase was largely attributable to Forever Network's acquisition of an additional 45% interest in Hollywood Forever in December 1999, which brought our total ownership to 90%. Revenues for 2000 at each location also increased compared to the corresponding period in 1999 due to more effective marketing and increased sales of certain cemetery and memorialization products and services. Significant sales of Forever Memorial biography products and services sold through Mount Washington Forever, which is 50% owned by Forever, as compared with 1999 also contributed to the positive variance.

Cost of sales increased approximately $1.8 million, or 291%, from $632,000 in 1999, to $2.4 million in 2000, due primarily to increased cemetery sales. Cost of sales as a percentage of revenues increased to 32% for the year ended December 31, 2000 compared to 23% for the previous year due to a higher percentage of memorialization products and services relative to property sales.

Selling, general and administrative expenses increased $4.0 million, or 137% from $2.9 million for the year ended December 31, 1999, to $7.0 million, in 2000 due to increased variable selling expenses (as a result of increased sales) and additional administrative expenses associated with the acquisition of an additional 45% interest in Hollywood Forever. As a percentage of revenues, selling, general and administrative costs declined to 89.5% for the year ended December 31, 2000, from 105.1% for the year ended December 31, 1999 due to more efficient employment of company resources and certain economies of scale.

Our loss before income taxes remained constant at $1.1 million in 2000 and 1999. The operating loss as a percentage of revenues, however, improved from (38.7%) in 1999 to (14.0%) in 2000. This was due to increased revenues and operating cost containment combined with the growth of the revenues.

Total assets decreased from $20.0 million at December 31, 1999 to $16.1 million at December 31, 2000 due largely to the exclusion of Mount Washington assets which were included at December 31, 1999, but are now accounted for on the equity method.

INSURANCE OPERATIONS

Insurance revenues decreased approximately $13.2 million, or 23.1% in the year ended December 31, 2000 compared to 1999. The decrease was attributable to realized losses on investments of $2.8 million, a shift in the types of insurance products sold and our reinsurance of significant blocks of our life insurance policies.

Our premium income decreased approximately $8.0 million, or 17.9%, in the year ended December 31, 2000 compared to 1999. The decrease was primarily attributable to reinsurance of significant blocks of our life insurance policies. It was also impacted by a shift in the relative proportions of policies sold from single premium policies to limited pay business.

Our net investment income and realized gains decreased approximately $4.5 million, or 42.1%, in the year ended December 31, 2000, versus the previous year. The decrease was attributable to lower holdings of invested assets and capital losses on equity and fixed income investments. Losses of approximately $2.6 million were incurred for the year ended December 31, 2000 reflecting management's recognition of a decline in market value associated with our investment in various equity securities. Management believed that the decline was other than temporary and due to reasons other than market fluctuations.

Our benefit expenses decreased approximately $1.4 million, or 6.8%, in the year ended December 31, 2000 compared to 1999. This decrease was due primarily to the reinsurance agreements entered into during 2000.

Operating loss increased $5.4 million in the year ended December 31, 2000, compared to 1999. The change in operating performance was due primarily to investment losses realized during 2000 and the impairment of assets of approximately $2.6 million.

Total assets increased $8.6 million from $189.4 million at December 31, 1999, to $198.0 million at December 31, 2000, due primarily to the growth of our insurance policies in force during 2000.

MINORITY INTEREST CEMETERY OPERATIONS

Our post-SAB 101 impact equity in the earnings (losses) of Mount Washington Forever for the year ended December 31, 2000 was limited to our investment of $49,506. We first acquired an interest in Mount Washington Forever in November 1999, and, therefore, had no share in its earnings prior to that time. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever and is responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever are summarized in the table below.

                                                             YEAR ENDED
                                     ----------------------------------------------------------
                                          DECEMBER 31, 2000             DECEMBER 31, 1999
                                     ---------------------------  -----------------------------
                                        PRE-SAB       POST-SAB       PRE-SAB        POST-SAB
Revenues                              $ 4,224,000   $ 1,885,000    $   538,645    $   451,370
Cost of goods sold                      1,419,978       485,000        180,970        141,391
Selling, general and administrative
  expenses                              2,498,820     1,976,742        501,514        482,431
Income (loss) from operations              49,506      (644,336)       (10,495)       (39,110)

CORPORATE

Operating losses increased approximately $1.0 million, or 38.5% in the year ended December 31, 2000 compared to 1999 due to expenses incurred in connection with the acquisition of Forever Network, Inc. and related investment banking services. Additionally, interest expense for the year increased to $407,000 in 2000 compared with $203,000 for 1999 due to the acquisition of the additional interest in Hollywood Forever.

Comparison of the Years Ended December 31, 1999 and 1998

CEMETERY OPERATIONS

Cemetery revenues increased approximately $640,000, or 30.0% in the year ended December 31, 1999 compared to 1998. The increase was largely attributable to Forever Network's acquisition of an additional 45% interest in Hollywood Forever in December 1999, which brought our total ownership to 90%. Revenues for 1999 at each location also increased compared to the prior year due to more effective marketing and increased sales of certain cemetery and memorialization products and services.

Cost of sales decreased approximately $80,000, or 11.2%, from $712,000 at December 31, 1998 to $632,000 at December 31, 1999, due primarily to increased percentage of property sales, which was largely a result of the Hollywood acquisition. Cost of sales as a percentage of revenues decreased to 22.6% for the year ended December 31, 1999 compared to 33.1% for the previous year due to a higher percentage of memorialization products and services relative to property sales.

Selling, general and administrative expenses increased $1.1 million, or 60.7%, from $1.8 million for the year ended December 31, 1998, to $2.9 million at December 31, 1999 due to increased variable selling expenses (as a result of increased sales) and additional administrative expenses associated with the acquisition of an additional 45% interest in Hollywood Forever and the acquisition of Mount Washington Forever. As a percentage of revenues, selling, general and administrative costs increased to 105.1% for the year ended December 31, 1999 from 85.0% for the year ended December 31, 1998 due to the acquisition of Hollywood and the acquisition of Mount Washington in late 1999.

Our loss before income taxes increased from income of $80,218 at December 31, 1998 to a loss of $1.1 million for the year ended December 31, 1999. The change was due primarily to the addition of the 45% interest in Hollywood Forever. The operating income/loss as a percentage of revenues, however, changed from 3.7% in 1998 to (38.7%) in 1999. This was due to the increase in sales, general and administrative expenses noted above.

Total assets increased from $7.1 million at December 31, 1998 to $20.0 million at December 31, 1999 due largely to the acquisition of the additional 45% of Hollywood Forever and the acquisition of Mount Washington.

INSURANCE OPERATIONS

Insurance revenues increased approximately $2.4 million, or 4.4% in the year ended December 31, 1999, compared to 1998. The overall increase attributable to higher levels of new policies issued and in force was offset by increased realized losses on investments.

Our premium income increased approximately $3.4 million, or 8.3%, in the year ended December 31, 1999, compared to 1998. The increase reflected higher overall volume of policies in force and new policies issued compared to the previous year.

Our net investment income and realized gains decreased approximately $1.8 million, or 14.6%, in the year ended December 31, 1999 versus the previous year. Losses of approximately $3.2 million were incurred for the year ended December 31, 1999 reflecting management's recognition of a decline in market value associated with our investment in Autobond Acceptance Corporation. Management believed that the decline was other than temporary and due to reasons other than market fluctuations and recognized losses sufficient to reduce the investment in Autobond to approximately $98,000 as of December 31, 1999.

Our benefit expenses increased approximately $709,000, or 3.6%, in the year ended December 31, 1999 compared to 1998. The increase in 1999 was due primarily to an increase in death claims.

Operating income decreased $2.4 million, or 64.8%, in the year ended December 31, 1999 compared to 1998. The change in operating performance was due primarily to higher administrative expenses as a result of support for increased levels of regulatory reporting requirements, and approximately $330,000 related to the forfeiture of deposits and other expenses associated with our withdrawal of our proposal to acquire Harbourton Reassurance, Inc.

Total assets increased $26.3 million from $163.1 million at December 31, 1998 to $189.4 million at December 31, 1999, due primarily to the acquisition of a block of life insurance and annuity policies from Funeral Securities Life Insurance Company in October 1999.

CORPORATE

Operating losses decreased approximately $845,000, or 24.5% in the year ended December 31, 1999, compared to the prior year due to more efficient employment of company resources and certain economies of scale.


LIQUIDITY AND CAPITAL RESOURCES

We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12-18 months. Our cemetery property in St. Louis, Missouri currently generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Our cemetery properties in Kansas City, Missouri and Los Angeles produced several months of positive cash performance in 2000 as expected and we anticipate both properties being able to sustain positive cash flow and contribute to earnings in 2001. We believe that any operating cash requirements for our cemetery properties will be funded through working capital cash on hand or lines of credit.

Capital projects at new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be accomplished and funded through use of existing personnel and working capital resources and lines of credit.

We have been investing capital to fund the development and enhancement of our Internet/technology business plan and our website www.forevernetwork.com. The
                                                  ----------------------
Internet/technology segment is currently running a cash shortfall and may require additional investment capital for a period of time until revenues can be built to levels necessary to produce positive cash flow. Margins are expected to be high and overhead relatively low once Internet and other program sales volumes achieve targeted levels.

On October 12, 2000 we entered into a letter of intent to purchase a group of ten cemetery properties in two large mid-western metropolitan areas. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity forming.

Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States of America. No amounts are currently available for transfer to the parent company by dividend, loan, or advance without prior regulatory approval.

Our cash requirements for 2001 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the diversity of the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next twelve months.

In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time, or to curtail certain proposed activities.

Changes in our consolidated balance sheet between December 31, 2000 and December 31, 1999, reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy.

Policyholder loans declined approximately $21.0 million from $22.7 million at December 31, 1999 to $1.7 million at December 31, 2000 due to the sale of blocks of business to North America Life Insurance.

Due premiums increased $4.2 million from $1.9 million at December 31, 1999 to $6.1 million at December 31, 2000 due to increases in the amount of in-force life insurance policies.

Due from reinsurer increased approximately $80 million due to funds withheld in relation to the blocks of business ceded to Employers Reassurance Corp. and North America Life Insurance.

Assets with a fair value of approximately $6.4 million at December 31, 2000 were on deposit with various state regulatory authorities.

Total cash and investments decreased approximately $59.8 million from $150.3 million at December 31, 1999 to $90.5 million at December 31, 2000, primarily due to investments sold in connection with the reinsurance transactions previously discussed.

Deferred policy acquisition costs decreased approximately $18.9 million from $20.3 million at December 31, 1999 to $1.4 million at December 31, 2000, due to amounts recovered through reinsurance agreements with Employers Reassurance Corporation and North America Life.

At December 31, 2000, fixed assets remained even at $6.1 million due to acquisition of additional fixed assets of Hollywood Forever Cemetery offset by sale of 50% of Mount Washington Forever.

Cost of policies acquired decreased approximately $4.3 million to $-0- at December 31, 2000, due to amounts recovered through reinsurance agreements with North America Life Insurance.

Goodwill decreased approximately $100,000 from $2.4 million at December 31, 1999 to $2.3 million at December 31, 2000.

Future policy benefits increased approximately $14.0 million from $125.3 million at December 31, 1999 to $139.3 million at December 31, 2000. This increase was due to the growth of our in-force business.

Policyholder deposits decreased approximately $5.0 million from $57.5 million at December 31, 1999 to $52.5 million at December 31, 2000. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company.

Deferred tax assets decreased approximately $2.2 million from $7.4 million at December 31, 1999 to $5.2 million at December 31, 2000 due primarily to the effects of our reinsurance agreements, increase in valuation allowance, and to deferred taxes on unrealized losses on fixed maturity and equity securities.


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. Statement of Financial Accounting Standards No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are assessing the impact that the adoption of Statement of Financial Accounting Statement No. 133 had on our consolidated financial statements, but do not expect such implementation to have a material adverse effect on our financial position, results of operations or cash flows.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed its revenue recognition policy, as follows: Cemetery interment right sales are recognized as revenue at the time the contract is signed, the cemetery property is developed and a minimum percentage of the purchase price has been collected. Sales of merchandise are recognized at the time the merchandise is delivered or been customized for the customer. Service fee revenues are recognized in the period the services are performed. The Company defers prearranged funeral and pre-need cemetery acquisition costs until the time revenue is recognized. The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 (net of a $-0- tax benefit), or $.04 per diluted share recorded on January 1, 2000.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has yet to determine what impact, if any, the remaining provisions to be adopted after March 31, 2001, will have on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk exposures related to our insurance business and changes in interest rates, although we also have certain exposures to changes in equity prices. We have no foreign exchange risk and no direct commodity risk. The active management of market risk is integral to our operations. To manage exposure to market risk, we may rebalance our existing asset or liability portfolios, change the character of our existing asset or liability portfolios, change the character of future investments purchased or use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. Our market risk sensitive instruments are entered into for purposes other than trading.

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

The carrying value of our investment portfolio as of December 31, 2000 was $90.5 million, of which 82.4% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. A 200 basis point decrease in interest rates would have increased anticipated earnings from operations for the year ended December 31, 2000 by approximately $860,000, which amount represents the decrease of investment income on our investment portfolio. The effect on the market value of the portfolio would be to increase the value by approximately $11 million. A 200 basis point increase in interest rates would have decreased anticipated earnings from operations for the year ended December 31, 2000 by approximately $2.9 million, which amount represents the increase of investment income on our investment portfolio. The effect on the market value of the portfolio would be to decrease the value by approximately $13 million.

The impact of a change in interest rates to the fair value of our policyholder deposits would be immaterial due to our ability to vary credited interest rates on annuity policies. The liability for future policy benefits of $139.3 million is affected by anticipated investment earnings, but such liability has been excluded from our analysis because it is not considered to be a financial instrument.


EQUITY PRICE RISK

Equity price risk is the risk that we will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2000, we had approximately $2.2 million, or less than 2.5% of our cash and investments, invested in equity securities. The effect of a ten percent change in equity prices would not materially impact our financial position, results of operations or cash flows.


SEASONALITY

There is a small amount of seasonality associated with the cemetery and funeral businesses associated with the higher mortality rates in the winter months. Our heavy emphasis on pre-need selling throughout the year, however, minimizes that seasonality impact.

Historically, our insurance revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including a higher mortality rate of our insureds during the winter months.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements listed under the heading "(a)1. Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in our Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding our executive officers is contained in this report under Item 4A - "Executive Officers of the Registrant", which information is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in our Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership and Reporting Compliance", which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is contained under the caption "Compensation of Executive Officers," included in our Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained under the caption "Voting Securities and Principal Holders Thereof," in our Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related
Transactions," in our Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1.  Consolidated Financial Statements. See Index to Consolidated
             ---------------------------------
             Financial Statements for a list of financial statements included in this Report, which index and financial statements immediately follow the signature page hereto.

         2.  Financial Statement Schedules. The following financial statement
             -----------------------------
             schedules are included as part of this Report immediately following the Consolidated Financial Statements.

                  Schedule II - Condensed Financial Information of Registrant
                                (Parent Company)
                  Schedule III - Supplementary Insurance Information
                  Schedule IV - Reinsurance

         All other schedules are omitted, either because they are not applicable, not required or because the information they contain is included elsewhere in the consolidated financial statements or notes.

         3.  Exhibits. See Exhibit Index immediately preceding the Exhibits
             --------
             filed with this report.

(b)      Reports on Form 8-K.
         -------------------

         We did not file any Current Report on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2001.



                                             FOREVER ENTERPRISES, INC.


                                             By:  /s/ Brent D. Cassity
                                                 -----------------------------
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of April 2001.


              SIGNATURE                                  TITLE                              DATE
              ---------                                  -----                              ----
     /s/ Brent D. Cassity                 Chief Executive Officer and Director         April 16, 2001
-----------------------------------
         Brent D. Cassity


     /s/ J. Tyler Cassity                 President                                    April 16, 2001
-----------------------------------
         J. Tyler Cassity


     /s/ Michael R. Butler                Chief Financial Officer                      April 16, 2001
-----------------------------------
         Michael R. Butler


     /s/ Howard A. Wittner                Chairman of the Board, Director              April 16, 2001
-----------------------------------       and Secretary
         Howard A. Wittner


     /s/ Randall K. Sutton                Vice President, Director and                 April 16, 2001
-----------------------------------       Treasurer
         Randall K. Sutton


     /s/ Paul J. Gallant                  Director                                     April 16, 2001
-----------------------------------
         Paul J. Gallant


     /s/ Oliver C. Boileau, Jr.           Director                                     April 16, 2001
-----------------------------------
         Oliver C. Boileau, Jr.



                                        FOREVER ENTERPRISES, INC.

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                    Page
                                                                                                    ----
THE COMPANY AND SUBSIDIARIES:
-----------------------------

Independent Auditors' Report - Deloitte & Touche LLP................................................ F-1

Independent Auditors' Report - Rosenthal Packman & Co., P.C. ....................................... F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999........................................ F-4

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.......... F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended
   December 31, 2000, 1999 and 1998................................................................. F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.......... F-8

Notes to Consolidated Financial Statements ........................................................ F-10

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Forever Enterprises, Inc. (formerly Lincoln Heritage Corporation)
10 South Brentwood
St. Louis, MO 63105

We have audited the consolidated balance sheets of Forever Enterprises, Inc. (the "Company"), (formerly Lincoln Heritage Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed at Item 14(a)
(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the acquisition by the Company of Forever Network, Inc. (formerly Forever Enterprises, Inc.), which has been accounted for like a pooling-of-interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of Forever Network as of December 31, 1999, or the related statements of operations, stockholders' equity and comprehensive income, and cash flows of Forever Network for the years ended December 31, 1999 and 1998, which statements reflect total assets of $20,398,000 as of December 31, 1999, and total revenues of $2,793,920 and $2,150,577 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Forever Network for 1999 and 1998, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.


DELOITTE & TOUCHE LLP
April 16, 2001
St. Louis, Missouri

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Forever Enterprises, Inc.:

We have audited the consolidated balance sheet as of December 31, 1999 of Forever Network, Inc. and subsidiaries and the statements of operations, shareholders' equity and comprehensive income and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position as of December 31, 1999 and the results of operations and cash flows of Forever Enterprises, Inc. and subsidiaries for the year ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

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





Rosenthal, Packman & Co., P.C.
St. Louis, Missouri
April 19, 2000

FOREVER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                  2000                 1999
CASH AND INVESTMENTS:
  Cash and cash equivalents                                                         $ 12,034,307         $ 23,712,005
  Fixed maturities available for sale at fair value (amortized cost $79,034,076
    and $109,208,684, respectively)                                                   74,585,516           98,297,844
  Equity securities available for sale at fair value (cost $3,423,438 and
    $7,456,488, respectively)                                                          2,218,227            5,554,318
  Policyholder loans                                                                   1,662,108           22,707,973
                                                                                    ------------         ------------
           Total cash and investments                                                 90,500,158          150,272,140
Trade accounts receivable - net                                                        4,224,968            3,640,941
Current income tax receivable                                                          1,428,393                 -
Inventories                                                                              304,114              608,626
Cemetery property                                                                      3,357,341            3,687,333
Fixed assets - net                                                                     6,135,482            6,135,346
Due from reinsurer                                                                    80,390,373              334,244
Deferred policy acquisition costs - net                                                1,363,737           20,337,571
Cost of policies acquired - net                                                             -               4,348,375
Due premium                                                                            6,112,012            1,913,575
Goodwill                                                                               2,258,028            2,430,369
Deferred cost of reinsurance                                                           1,973,379                 -
Deferred tax assets - net                                                              5,164,040            7,433,793
Other assets                                                                           7,907,757            4,949,227
                                                                                    ------------         ------------

TOTAL                                                                               $211,119,782         $206,091,540
                                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Line of credit                                                                    $    220,000         $    220,000
  Accounts payable and accrued liabilities                                             9,669,048            9,393,239
  Policy liabilities:
    Future policy benefits                                                           139,311,397          125,280,583
    Policyholder deposits                                                             52,461,853           57,502,868
  Deferred pre-need revenues                                                           4,696,391            3,456,558
  Notes payable                                                                        4,247,949            6,285,290
                                                                                    ------------         ------------
           Total liabilities                                                         210,606,638          202,138,538
                                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued)               -                    -
  Common stock ($0.01 par value; 30,000,000 and 10,000,000 shares authorized, respectively, 6,933,924 and 6,933,259 shares issued and outstanding,
    respectively)                                                                         69,339               69,333
  Additional paid-in capital                                                          10,043,775            9,691,588
  Retained earnings (accumulated deficit)                                             (5,840,802)           2,698,483
  Accumulated other comprehensive loss                                                (3,759,168)          (8,506,402)
                                                                                    ------------         ------------
           Total shareholders' equity                                                    513,144            3,953,002
                                                                                    ------------         ------------

TOTAL                                                                               $211,119,782         $206,091,540
                                                                                    ============         ============

See notes to the consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         2000           1999           1998
REVENUES:
  Life insurance premiums                                                            $36,603,227    $44,606,081    $41,195,298
  Investment income - net of expenses                                                  9,127,868      9,362,572     10,638,406
  Realized investment gains (losses) - net                                            (2,891,679)     1,438,748      1,935,935
  Cemetery revenues                                                                    6,333,007      2,793,920      2,150,577
  Other revenue                                                                          508,514      1,519,200        747,848
                                                                                     -----------    -----------    -----------
           Total revenues                                                             49,680,937     59,720,521     56,668,064
                                                                                     -----------    -----------    -----------

BENEFITS AND EXPENSES:
  Policyholder benefits and claims                                                    18,792,942     20,167,543     19,458,770
  Increase in future policy benefits                                                  11,069,707     13,386,509     11,969,083
  Interest paid on deposit funds                                                       1,628,316      2,287,761      1,495,680
  Selling, general and administrative                                                 24,644,310     24,696,048     26,347,012
  Amortization of cost of policies purchased                                             207,771        707,368     (4,326,608)
  Other operating costs                                                                2,775,690        632,154      1,660,690
                                                                                     -----------    -----------    -----------
           Total benefits and expenses                                                59,118,736     61,877,383     56,604,627
                                                                                     -----------    -----------    -----------

OTHER:
  Other income (expenses)                                                                409,127        (36,309)       332,613
  Interest expense                                                                      (413,625)      (217,117)      (133,346)
                                                                                     -----------    -----------    -----------
           Total other                                                                    (4,498)      (253,426)       199,267
                                                                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                     (9,442,297)    (2,410,288)       262,704

INCOME TAXES:
  Current                                                                             (1,167,493)       296,743        (32,320)
  Deferred                                                                               (51,320)      (952,084)       390,659
                                                                                     -----------    -----------    -----------
           Provision for income tax expense (benefit)                                 (1,218,813)      (655,341)       358,339
                                                                                     -----------    -----------    -----------

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                                              (8,223,484)    (1,754,947)       (95,635)

  Cumulative effect of accounting change - net of taxes of $-0-                         (315,801)          -              -
                                                                                     -----------    -----------    -----------

NET LOSS                                                                             $(8,539,285)   $(1,754,947)   $   (95,635)
                                                                                     ===========    ===========    ===========

LOSS PER SHARE - BASIC AND DILUTED:
  Loss before cumulative effect of accounting change                                 $     (1.19)   $     (0.25)   $     (0.01)
  Net loss                                                                                 (1.23)         (0.25)         (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                                6,933,477      6,925,812      6,486,667
  Diluted                                                                              6,933,477      6,925,812      6,486,667

See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  RETAINED
                                                          TOTAL                   ADDITIONAL  ACCUMULATED OTHER   EARNINGS
                                                      SHAREHOLDERS'     COMMON      PAID-IN     COMPREHENSIVE   (ACCUMULATED
                                                          EQUITY        STOCK       CAPITAL     INCOME (LOSS)     DEFICIT)
BALANCE, January 1, 1998                               $ 9,174,511     $34,000    $4,052,576     $   538,870    $ 4,549,065

  Transfer to common stock in connection
    with stock split and stock dividend                                 30,000       (30,000)

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $70,652                                             137,147                   137,147

  Issuance of common stock                               2,556,827       5,200     2,551,627

  Comprehensive loss, net of tax:
    Net loss                                               (95,635)                                                 (95,635)

    Change in unrealized gains (losses)
      on available for sale securities,
      net of tax of $1,430,978 and
      reclassification adjustment of
      $1,935,935                                        (2,777,782)                               (2,777,782)
                                                       -----------
    Total comprehensive loss                            (2,873,417)
                                                       -----------     -------    ----------     -----------    -----------

BALANCE, December 31, 1998                               8,995,068      69,200     6,711,350      (2,238,912)     4,453,430

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $120,822                                            119,906                   119,906

  Issuance of shares for stock options                      49,721         133        49,588

  Capital contributions                                  2,810,744                 2,810,744

  Comprehensive loss, net of tax:
    Net loss                                            (1,754,947)                                              (1,754,947)

    Change in unrealized gains (losses)
      on available for sale securities,
      net of tax of $3,229,622 and
      reclassification adjustment of
      $1,438,748                                        (6,267,490)                               (6,267,490)
                                                       -----------
  Total comprehensive loss                              (8,022,437)
                                                       -----------     -------    ----------     -----------    -----------

BALANCE, December 31, 1999                               3,953,002      69,333     9,691,588      (8,506,402)     2,698,483


                                                                                                                 (Continued)




FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      RETAINED
                                                          TOTAL                    ADDITIONAL   ACCUMULATED OTHER     EARNINGS
                                                      SHAREHOLDERS'     COMMON       PAID-IN      COMPREHENSIVE     (ACCUMULATED
                                                          EQUITY        STOCK        CAPITAL      INCOME (LOSS)       DEFICIT)
BALANCE, December 31, 1999                             $ 3,953,002     $69,333    $ 9,691,588      $(8,506,402)      $ 2,698,483

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $124,512                                            241,700                    241,700

  Issuance of shares for stock options                       2,493           6          2,487

  Capital contributions                                    108,000                    108,000

  Comprehensive loss, net of tax:
    Net loss                                            (8,539,285)                                                  (8,539,285)

    Change in unrealized gains (losses)
      on available for sales securities,
      net of tax of $2,397,725 and
      reclassification adjustment of
      $(2,891,679)                                       4,747,234                                   4,747,234
                                                       -----------
  Total comprehensive loss                              (3,792,051
                                                       -----------     -------    -----------      -----------      -----------

BALANCE, December 31, 2000                             $   513,144     $69,339    $10,043,775      $(3,759,168)     $(5,840,802)
                                                       ===========     =======    ===========      ===========      ===========


See notes to consolidated financial statements.                                                                     (Concluded)


FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 2000, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------
                                                                         2000           1999           1998
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                                                         $ (8,539,285)  $ (1,754,947)  $     (95,635)
    Adjustments to reconcile net income to
      cash from operating activities:
        Cumulative effect of accounting change                            315,801
        Loss in equity investment                                          49,506        447,691
        Realized investment losses (gains)                              2,891,679     (1,438,748)     (1,935,935)
        Gain on sale of policies                                                      (1,177,810)       (590,142)
        Accretion of discount on investments                             (272,392)      (310,104)     (1,990,046)
        Depreciation and amortization                                   1,012,719      1,540,044       1,259,477
        Deferred income taxes                                             (51,320)      (952,084)        390,659
        Deferred gain/loss on reinsurance
        Deferred compensation                                             366,212        200,220         137,147
        Changes in operating assets and liabilities
          net of the effects of reinsurance, acquisitions
          and divestitures:
            Trade accounts receivable                                    (790,029)    (1,494,748)     (1,654,304)
            Funds withheld by ceding company
            Deferred acquisition costs, net                            (1,629,244)    (3,456,093)     (4,326,608)
            Due premiums                                               (2,583,764)
            Cemetery property                                             211,604
            Inventories                                                   163,185     (1,758,408)         57,603
            Other assets                                               (2,345,008)    (2,566,024)     (2,350,000)
            Future policy benefits and deposit funds                    6,057,952      5,492,920       1,841,560
            Funds withheld from reinsurer                             (29,669,652)
            Deferred pre-need revenues                                    459,603                      3,294,164
            Other liabilities                                          (1,304,920)     7,351,361          30,786
                                                                     ------------    -----------   -------------

           Net cash from operating activities                         (35,659,353)      (123,270)     (5,931,274)
                                                                     ------------    -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of available
    for sale investments                                               69,080,117     66,802,046     342,392,212
  Cost of investments purchased                                       (37,707,190)   (83,608,096)   (365,281,067)
  Purchase of fixed assets                                             (1,341,471)    (2,517,882)     (2,041,602)
  Acquisitions/dispositions, net of subsidiaries                         (482,654)     3,583,919      (5,041,514)
  Net cash received (paid) for acquisition
    of life policies                                                                  (3,533,843)     18,272,718
  Increase in investment in subsidiaries                                              (2,211,353)        (90,000)
  Increase in policyholder loans, net of the effects
   of reinsurance                                                      (3,616,476)    (5,445,370)     (4,298,499)
  Other - net                                                          (1,721,823)      (221,324)       (507,806)
                                                                     ------------    -----------   -------------

           Net cash from investing activities                          24,210,503    (27,151,903)    (16,595,558)
                                                                     ------------    -----------   -------------


                                                                                                      (Continued)






FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 2000, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------
                                                                          2000           1999           1998
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Issuance of shares for stock options                             $      2,493   $     49,721   $     (1,000)
    Proceeds from stock offering                                                                      2,556,827
    Proceeds from (repayment of) long-term debt                          (339,341)     4,040,108      1,142,363
    Contribution to paid-in capital                                       108,000      2,810,744          1,000
                                                                     ------------   ------------   ------------

           Net cash from financing activities                            (228,848)     6,900,573      3,699,190
                                                                     ------------   ------------   ------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                         (11,677,698)   (20,128,060)   (18,827,642)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                    23,712,005     43,840,065     62,667,707
                                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                        $ 12,034,307   $ 23,712,005   $ 43,840,065
                                                                     ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION -
  Income taxes paid                                                  $    674,735   $     17,562   $  1,975,165
                                                                     ============   ============   ============

  Interest expense paid                                              $    379,240   $    202,295   $    173,634
                                                                     ============   ============   ============


See notes to consolidated financial statements.                                                     (Concluded)

FOREVER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------


 1.   BUSINESS

      Forever Enterprises, Inc. and its wholly owned subsidiaries
      (collectively the "Company") own and operate funeral homes and cemetery properties; market, archive and display digital interactive life stories viewed at grave sites and on the internet; and issue life insurance contracts principally to fund pre-need funeral contracts.

      The Company's three cemeteries provide cemetery interment rights, sell cemetery-related merchandise and provide funeral services. The Company sells pre-need and at need contracts whereby a customer contractually agrees to purchase internment rights, merchandise, multimedia biographies and/or burial related services.

      The Company's life insurance operations are conducted through its wholly owned life insurance subsidiaries which are subject to regulation by the state insurance department where they are licensed and undergo periodic examinations by those departments.

      The majority of the Company's life insurance premiums are derived from the issuance of insurance policies to fund prearranged funeral contracts sold by National Prearranged Services, Inc. ("NPS"), a related party, and National Prearranged Services Agency, Inc. ("NPS Agency"), related parties. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. National Prearranged Services or National Prearranged Services Agency is the assignee and beneficiary of substantially all policies issued directly or assumed by the Company in connection with prearranged funeral contracts.

      On March 9, 2000, the shareholders approved a stock acquisition agreement to acquire all of the issued and outstanding shares of common stock of Forever Network (formerly Forever Enterprises) from National Heritage Enterprises, majority shareholder of the Company. Forever Network owns and operates funeral home and cemetery properties. In exchange for the Forever Network shares, the Company issued 2.4 million shares of its common stock with a fair value of approximately $12.0 million. Upon consummation of the acquisition, National Heritage Enterprises' ownership of the Company's common stock increased from 4,000,000 shares to 6,400,000 shares, or 92.3% of the issued and outstanding shares. The acquisition was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the accounts of Forever Network have been included in the consolidated financial statements for all periods presented. Intercompany balances have been eliminated for all periods. For the periods prior to the acquisition, revenues and net losses consisted of the following:

                                                FOREVER
                                              ENTERPRISES
                                              (EXCLUDING          FOREVER                          CONSOLIDATED
                                           FOREVER NETWORK)       NETWORK         ELIMINATIONS         TOTAL
Three months ended
  March 31, 2000:
    Revenues                                  $15,463,014       $ 1,417,635         $(262,434)      $16,618,215
    Net loss                                     (599,195)         (459,967)          (29,582)       (1,088,744)

Year ended December 31, 1999:
  Revenues                                    $57,342,027       $ 2,793,920         $(415,426)      $59,720,521
  Net income (loss)                                 7,973        (1,762,920)                         (1,754,947)

Year ended December 31, 1998:
  Revenues                                    $54,685,573       $ 2,150,577         $(168,086)      $56,668,064
  Net income (loss)                             2,015,659        (2,111,294)                            (95,635)

                                                                                                    DECEMBER 31,
TOTAL SHAREHOLDERS' EQUITY                                                                              1999
Total shareholders' equity, before pooling                                                          $ 2,722,895
Equity of Forever Network, Inc.                                                                       1,230,107
                                                                                                    -----------

Total shareholders' equity, after pooling                                                           $ 3,953,002
                                                                                                    ===========

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. The Company's fifty-percent investment in Mount Washington Forever, L.L.C. is accounted for under the equity method in 2000. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

      USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      The estimates susceptible to significant change are those used in determining deferred policy acquisition costs, cost of policies purchased, and the liabilities for future policy benefits, policyholder deposits and claims, and benefits payable. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

      INVESTMENTS - All fixed maturity and equity securities are classified as available-for-sale and, accordingly, such securities are carried at estimated fair value. The Company may sell these securities prior to maturity in response to changes in interest rates, issuer credit quality or liquidity requirements. Realized gains and losses on the sale of investments are determined utilizing the specific identification method. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income, a separate component of shareholders' equity. The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. If the fair value of an investment security declines for reasons other than temporary market conditions, the carrying value of such security is written down to fair value by a charge to operations. Policyholder loans are stated at their current unpaid principal balance, which approximates fair value.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes investments readily convertible to cash with remaining maturities at date of purchase of three months or less. Cash and cash equivalents include commercial paper and reverse repurchase agreements that are carried at cost, which approximates the fair value of the underlying securities.

      In order to increase the Company's return on investments and improve its liquidity, the Company enters into overnight reverse repurchase agreements. The Company purchases U.S. Treasury notes under agreements to resell such U.S. Treasury notes on a daily basis. The Company does not take possession of any securities and records such purchases as a book entry only. The amount at risk on a daily basis, in the event of default by the counterparty, is minimal as the carrying value of the underlying securities approximates the fair value of such securities. At December 31, 2000 and 1999, the carrying amount of overnight reverse repurchase agreements was $867,240 and $6,506,872, respectively.

      GOODWILL - Goodwill represents the excess of cost over the fair value of net assets acquired in acquisitions accounted for using the purchase method. Such amounts are being amortized on the straight-line basis as charges to income over 5 to 30 years. Amortization expense was $144,657, $68,356 and $62,337 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization was $118,335 and $90,884 as of December 31, 2000 and 1999, respectively.

      The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified.

      DEFERRED POLICY ACQUISITION COSTS ("DPAC") - The costs of acquiring new business generally consist of commissions, excluding renewal commissions (approximately 90% of DPAC is commissions paid to NPS), and other costs of acquiring new business. Such costs vary with, and are primarily related to, the production of new business and are capitalized and deferred to the extent that they are recoverable from future profits. These costs are amortized over the premium paying periods of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using the same assumptions used for estimating the liabilities for future policy benefits.

      COST OF POLICIES ACQUIRED - The cost of policies acquired represents the actuarially determined present value of projected future cash flows from acquired policies. The projected future cash flows are based on actuarially determined projections of future premiums, mortality, surrenders, operating expenses, investment yields and other factors. The projections consider all known or expected factors at the acquisition date. Actual experience may vary from projections due to differences in premiums collected, investment spread, mortality costs and other factors and any such differences are recorded in the period they are determined. Interest is accrued on the unamortized balance at 7.5%. The amounts are amortized over the lives of the acquired policies in relation to the remaining present value of the future cash flows from such policies.

      PROPERTY AND EQUIPMENT - Property and equipment is carried at depreciated cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from three to thirty years.

      FUTURE POLICY BENEFITS - Future policy benefits are amounts that, when accumulated with interest and future premiums, will provide for the payment of benefits arising out of the insurance in-force. The liabilities for future policy benefits for limited pay life policies are computed using the net-level premium method which is based upon assumptions as to investment yields, mortality and withdrawals. Assumptions are based principally on modifications of the ultimate tables in common usage in the industry. Interest assumptions are 8% in years one (1) through five (5), graded downward to 7.5% in years six
      (6) through fifteen (15) and remain at 7.5% thereafter.

      PREMIUMS AND EXPENSES - Receipts for annuities are classified as deposits instead of revenues. Accordingly, annuity premium deposits and annuity benefit payments are recorded as increases or decreases in a liability account rather than revenue or expense. Revenues for annuity policies are recorded for policy administration fees and surrender charges while expenses are recorded for interest credited to the policy account balances.

      For limited payment contracts, gross premiums are recorded as revenue and the difference between the gross premium received and the net premium is included in future policy benefits to provide for profit recognition in a constant relationship to the insurance in-force.

      Benefits and expenses are recognized as a level percentage of earned premiums by providing for future policy benefits and amortizing deferred acquisition costs.

      REINSURANCE - The Company has reinsured certain direct and assumed life insurance and annuity contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based upon assumptions consistent with those used in establishing the future policy benefits related to the underlying reinsured contracts. Future policy benefit reserves for both direct and assumed contracts are reported prior to the effects of reinsurance credits and amounts receivable from the reinsurers is reported separately as an asset. Deferred policy acquisition costs and cost of policies acquired are reduced by amounts recovered under reinsurance contracts. The cost of reinsurance is amortized over the remaining life of the underlying reinsured contracts in proportion to the expected future profits of those contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

      PARTICIPATING POLICIES - Participating policies represented 85%, 78% and 80% of the life insurance in-force at December 31, 2000, 1999 and 1998, respectively. Determination of dividends on participating policies is not dependent on any factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. Policyholder dividends of $76,617, $108,396 and $90,335 were paid for the years ended December 31, 2000, 1999 and 1998, respectively.

      INCOME TAXES - Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance is included in income. In assessing the realization of deferred income taxes, consideration is given as to whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily upon generating future taxable income during the periods in which the temporary differences become deductible.

      The Company and its non-insurance subsidiaries file a consolidated tax return with National Heritage Enterprises. The insurance companies files a separate tax return. Taxes are accounted for as if each company filed on a stand-alone basis.

      ACCOUNTS RECEIVABLE - Accounts receivable consist of receivables from cemetery customers who pre-purchase cemetery property and merchandise and are paying the balance on an installment basis. Customers who purchase cemetery property and merchandise on an at-need basis must pay the entire purchase amount at the time of sale.

      CEMETERY PROPERTY - Cemetery property consists of developed and undeveloped cemetery property and is valued at cost. Repairs and maintenance are charged to expense as incurred, whereas major improvements are capitalized. Cemetery property is expensed as sales of cemetery plots occur. Mausoleum inventory is the cost of unsold mausoleum crypts and niches. Mausoleum inventories are expensed as sales of crypts and niches occur. A portion of the cost of the mausoleum is included in property on the consolidated balance sheet and is being depreciated over the useful life of the mausoleum.

      DEFERRED PRENEED REVENUE - As each pre-need funeral contract is entered into, the face amount of the contract is recorded as deferred revenue. At the time of need (fulfillment of the contract), revenue is recognized for the full amount of the contract.

      DEFERRED SOFTWARE DEVELOPMENT COSTS - Costs expended to develop the software used to process and display the Forever biographies have been deferred and are being amortized over the estimated useful life of the software of three years. Deferred software development costs are included in other assets in the accompanying condensed consolidated balance sheets.

      REVENUE/EXPENSE RECOGNITION FOR CEMETERY OPERATIONS - Prior to January 1, 2000 in accordance with industry practice, cemetery property and merchandise sales were recorded at the time of a completed sales contract. Costs related to such sales were charged to operations at the time the sale was recorded with a corresponding liability recorded representing the cemetery's obligation to purchase the merchandise at the time of need, or when the contract was paid in full. Costs related to merchandise were based on actual costs incurred or estimated future costs to purchase the merchandise.

      Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed its revenue recognition policy, as follows: Cemetery interment right sales are recognized as revenue at the time the contract is signed, the cemetery property is developed and a minimum percentage of the purchase price has been collected. Sales of merchandise are recognized at the time the merchandise is delivered or been customized for the customer. Service fee revenues are recognized in the period the services are performed. The Company defers prearranged funeral and pre-need cemetery acquisition costs until the time revenue is recognized. The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 (net of a $-0- tax benefit), or $.04 per share (basic and diluted) recorded on January 1, 2000. The following table shows the unaudited proforma effects of retroactive application using the newly adopted accounting policies compared to historical results for the year ended December 31, 1999. The impact on 1998 was not significant.

                                                PROFORMA         HISTORICAL
                                              ------------     --------------
Revenues                                      $58,940,291       $59,720,521
Net loss                                       (2,070,748)       (1,754,947)
Loss per share - basic and diluted                  (0.30)            (0.25)

      OTHER INCOME - Other income includes rental income from leased property, interest income from certain trust accounts, miscellaneous income and in 2000, Forever Network's 50% share of earnings from investment in Mount Washington Forever L.L.C. For 2000, net loss for Mount Washington Forever L.L.C. was $(644,336). The Company recognized its share of loss up to the amount of its investment of $49,506.

      PERPETUAL CARE - A portion of the proceeds from sales of cemetery property is required by state law to be paid into perpetual care trust funds. In accordance with state laws, the Company remits amounts to the perpetual care trust after the sale is paid in full. Therefore, the Company records a liability for amounts to be remitted when contracts are paid in full. Such amounts are recorded in other liabilities in the accompanying consolidated financial statements. Interest income from such perpetual care trust funds is included in other income in the accompanying consolidated financial statements and is intended to defray ongoing maintenance costs. The principal of the trust cannot be withdrawn and, accordingly, is not included in the accompanying consolidated financial statements.

      NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share includes the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. For 2000, 1999 and 1998, potential common shares of 1,061,638, of 331,616 and of 395,750, respectively, were considered to be anti-dilutive and were excluded from the calculation of diluted net income (loss) per share.

      STOCK BASED COMPENSATION - The Company has elected to follow the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost is recognized for options issued when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the Company discloses the proforma effect on net income and earnings per share as if the Company had adopted SFAS No. 123.

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

      STOCK SPLITS AND EARNINGS PER SHARE - On April 6, 1998, the Company effected a 3.2-for-1 stock split, in the form of a stock dividend, and on August 18, 1998, the Company declared and paid a 25% stock dividend resulting in 4,000,000 shares of common stock issued and outstanding. The earnings per share of the Company for all periods presented have been computed as if these stock splits and dividends occurred at January 1, 1998. The diluted earnings per share are computed using the treasury stock method unless the effect is anti-dilutive.

      INITIAL PUBLIC OFFERING - In October 1998, the Company completed its initial public offering and issued 520,000 shares of its Common Stock at a price of $7.50 per share. The net proceeds were approximately $2,500,000, after underwriting discounts, commissions, and other offering costs. The net proceeds were used to make a capital contribution on December 31, 1998 to one of the Company's insurance subsidiaries.

      NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for January 1, 2001. The implementation of SFAS 133 did not have a material effect on the Company's financial position, results of operations or cash flows.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has yet to determine what impact, if any, the remaining provisions to be adopted after March 31, 2001, will have on the Company's consolidated financial statements.

      NAIC CODIFICATION - In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company's insurance subsidiaries are domiciled in the State of Texas. The State of Texas required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company has not finalized the determination of the effects of the Codification on its statutory financial statements.

 3.   ACQUISITIONS AND DISPOSITIONS

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

      Effective October 1, 1999, the Company purchased all of the outstanding shares of capital stock of Funeral Security Life Insurance Company ("FSLife") for $5.0 million. As of such date, FSLife had approximately $30 million in assets and $28 million in liabilities. The excess of the purchase price over the fair value of assets acquired was recorded as an addition to the cost of policies acquired. Upon completion of the acquisition, FSLife was merged into Lincoln Memorial Life Insurance Company. During 1999, the Company retroceded, through a coinsurance agreement, 50% of the life insurance assumed from FSLife to Alabama Reassurance Company, which resulted in a statutory gain of approximately $1.4 million.

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

      On October 25, 1999, the Company entered into an agreement to purchase all the outstanding shares of Dixie National Life Insurance Company ("Dixie") for an estimated purchase price of approximately $10 million. During 2000 the agreement to purchase Dixie was withdrawn.

      During 1999, the Company completed two acquisitions using the purchase method of accounting. It indirectly increased its ownership in Hollywood Forever, Inc. from 45% to 90% on December 8, 1999 for a purchase price of approximately $2,900,000. In connection with the acquisition, the Company recorded approximately $1,800,000 in goodwill which will be amortized on the straight-line basis over thirty years. In November 1999, Mount Washington Forever, Inc. was created and acquired a cemetery property located in Kansas City, Missouri known as Mount Washington Cemetery for $1,200,000 with debt. Effective January 1, 2000, 50% of the interest in Mount Washington Forever, Inc. was sold to an unaffiliated company for a capital contribution of $50,000 without gain or loss. In 2000, the accounts of Mount Washington Forever, Inc. have been accounted for using the equity method.

      On May 15, 2000, the Company purchased all the outstanding shares of capital stock of Liberty Standard Life Insurance Company ("LSLife") for $1.1 million. As of that date, LSLife had approximately $3.9 million in assets and $4.1 million in liabilities. The excess of the purchase price over the net assets acquired was recorded as goodwill. The Company then executed a reinsurance agreement between Memorial and LSLife whereby all of LSLife's insurance policies in force were reinsured by Memorial. On December 18, 2000, the Company sold all of the outstanding capital stock of LSLife (subsequently renamed North America Life Insurance Company of Texas ("NAL")) to a company controlled by a former officer of the Company concurrent with the execution of several reinsurance agreements (see Note 6). The Company recognized a loss of approximately $200,000 on the sale of LSLife.

      On October 12, 2000 the Company entered into a letter of intent to purchase a group of ten cemetery properties in two large mid-western metropolitan areas. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity.

      All acquisitions described above were accounted for by the purchase method of accounting. The results of operations have been included in the consolidated financial statements from their respective dates of purchase.

 4.   COINSURANCE OF LIFE INSURANCE AND ANNUITY POLICIES

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

 5.   INVESTMENTS

      The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 2000 were as follows:

                                                COST OR             GROSS            GROSS           ESTIMATED
                                               AMORTIZED         UNREALIZED       UNREALIZED            FAIR
                                                 COST               GAINS           LOSSES             VALUE

Fixed maturity securities:
  Corporate bonds                             $ 5,527,381        $    4,032      $(1,514,612)       $ 4,016,801
  Mortgage backed securities                   57,950,302           748,328       (3,120,622)        55,578,008
  U.S. Government                              15,556,393            79,305         (644,991)        14,990,707
                                              -----------        ----------      -----------        -----------
           Total fixed maturity
             securities                        79,034,076           831,665       (5,280,225)        74,585,516
                                              -----------        ----------      -----------        -----------

Equity securities:
  Preferred stock                                  69,750         1,005,450         (850,200)           225,000
  Common stock                                  3,353,688              -          (1,360,461)         1,993,227
                                              -----------        ----------      -----------        -----------

           Total equity securities              3,423,438         1,005,450       (2,210,661)         2,218,227
                                              -----------        ----------      -----------        -----------

           Total                              $82,457,514        $1,837,115      $(7,490,886)       $76,803,743
                                              ===========        ==========      ===========        ===========

      The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 1999 were as follows:

                                                COST OR             GROSS            GROSS           ESTIMATED
                                               AMORTIZED         UNREALIZED       UNREALIZED            FAIR
                                                 COST               GAINS           LOSSES             VALUE

Fixed maturity securities:
  Corporate bonds                            $ 12,940,345          $129,157     $ (1,440,272)      $ 11,629,230
  Mortgage backed securities                   81,183,072           327,372       (7,869,931)        73,640,513
  U.S. government                              15,085,267             1,068       (2,058,234)        13,028,101
                                             ------------          --------     ------------       ------------

           Total fixed maturity
             securities                       109,208,684           457,597      (11,368,437)        98,297,844

Equity securities                               7,456,488             5,120       (1,907,290)         5,554,318
                                             ------------          --------     ------------       ------------

           Total                             $116,665,172          $462,717     $(13,275,727)      $103,852,162
                                             ============          ========     ============       ============


      The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2000, by contractual maturity date are shown below. Expected maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                               AMORTIZED         ESTIMATED
                                                  COST          FAIR VALUE

In one year or less                           $   209,962       $   209,869
In years two through five                       2,648,276         1,806,745
In years six through ten                        3,835,330         3,909,781
After ten years                                14,390,206        13,081,113
Mortgage backed securities                     57,950,302        55,578,008
                                              -----------       -----------

           Total                              $79,034,076       $74,585,516
                                              ===========       ===========


      Investments in fixed maturities or equity securities in any single entity with unrealized losses of more than $100,000 at December 31, 2000, other than investments issued or guaranteed by the United States government or a United States government agency, were as follows:

                                                AMORTIZED         ESTIMATED
                                                  COST            FAIR VALUE
Rite Aid Corporation                           $1,009,554          $280,000
Transnational Financial Network Corporation       176,000            70,000
CMGI Inc.                                         274,875            33,563
Motorola                                          472,563           263,250
Worldcom                                          309,127            73,828
J.C. Penney Inc.                                  496,923           238,267
Xerox Corp.                                       510,684           195,000

      The Company invests in both investment grade and below investment grade fixed maturity securities. At December 31, 2000, less than 2% of the book value of the Company's fixed maturity investments consisted of below investment grade securities.

      Assets with a fair value of $6,356,430 at December 31, 2000 were on deposit with various state regulatory authorities. Assets with a fair value of $35,930,193 at December 31, 2000 were restricted as to use for the acquired Woodmen Block, World Block, the FSLife Block and other assumed business.

      Major categories of investment income consisted of the following:

                                                           YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                  2000              1999              1998

Fixed maturities                               $6,811,924        $7,342,209       $ 7,700,956
Equities                                          180,726            67,732           292,440
Policyholder loans                              1,445,944         1,226,718           774,306
Short-term investments                          1,042,822           954,645         2,065,800
                                               ----------        ----------       -----------

Gross investment income                         9,481,416         9,591,304        10,833,502
Investment expenses                               353,548           228,732           195,096
                                               ----------        ----------       -----------

           Net investment income               $9,127,868        $9,362,572       $10,638,406
                                               ==========        ==========       ===========


      Gross realized investment gains consisted of the following:

                                                           YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                  2000              1999              1998

Gross realized gains                          $ 2,954,530       $ 6,367,307       $ 4,198,392
Gross realized losses                          (5,846,209)       (4,928,559)       (2,262,457)
                                              -----------       -----------       -----------
           Net realized investment gains
             (losses)                         $(2,891,679)      $ 1,438,748       $ 1,935,935
                                              ===========       ===========       ===========


      Proceeds from disposals of investments in fixed maturity and equity securities during the years ended December 31, 2000, 1999 and 1998 were $65,550,586, $62,736,799 and $342,392,212, respectively.

 6.   REINSURANCE

      The Company's insurance subsidiaries enter into coinsurance and modified coinsurance agreements with reinsurers for the purposes of recovering policy acquisition costs and increasing their statutory surplus for regulatory purposes. The terms of the reinsurance agreements provide for all of the insurance risk associated with the business ceded to be transferred to the reinsurer. Since the primary obligations of the Company to the insureds have not been discharged through these agreements, the future policy benefits are presented in the consolidated financial statements prior to the effect of reinsurance and estimated amounts receivable from the reinsurers is reported separately as an asset.

      Effective August 31, 2000, the Company entered into a coinsurance agreement with Employers Reassurance Corporation ("ERC") whereby the Company ceded certain life insurance policies with approximately $72.4 million of net policy liabilities. The Company transferred funds of approximately $29.7 million and policy loans of $23.0 million net of a $15 million ceding commission to the reinsurer in connection with this coinsurance agreement. The Company also recovered $19.6 million of deferred policy acquisition costs. This coinsurance agreement includes experience refund provisions whereby the Company may earn an additional $16 million of ceding commissions in varying amounts each year through 2010 subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve the Company from its obligations to its policyholders and accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies.

      Effective November 30, 2000, the Company entered into various coinsurance agreements with NAL whereby the Company ceded blocks of certain direct written life insurance policies and all of its assumed life insurance and annuity policies with approximately $64.8 million of policy liabilities net of related cost of policies acquired of $4.1 million and deferred policy acquisition costs of $1.0 million. The Company segregated funds of approximately $61.2 million in a trust account for the benefit of the reinsurer and transferred funds of approximately $400,000. The funds withheld are presented net of amounts due from the reinsurer in the Company's consolidated financial statements. The Company also entered into a 100% coinsurance agreement with NAL effective September 1, 2000, whereby substantially all of the policies issued by the Company that are sold by NPS and NPS Agency are ceded to NAL. These coinsurance agreements do not relieve the Company from its obligations to its policyholders and accordingly, the cost of the coinsurance agreements of approximately $1.9 million was deferred and is being amortized over the remaining life of the underlying insurance policies.

      Since the Company's reinsurance contracts do not relieve the Company from its obligation to its policyholders, failure of reinsurers to honor their obligations could result in losses to the Company. Consequently, allowances are established for amounts due from reinsurers that are deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurance insolvencies. Future amounts due from reinsurers was approximately $80.4 million at December 31, 2000. There were no future amounts due at December 31, 1999. Reinsurance receivables were $1,069,000 and $45,000 at December 31, 2000 and 1999, respectively.
      Reinsurance payables were $1,098,000 and $435,000 at December 31, 2000 and 1999, respectively.

      The effect of reinsurance on premiums earned were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------
                                                 2000              1999              1998

Direct                                      $  48,397,420       $44,217,113       $40,273,065
Reinsurance assumed                            17,244,899           911,890         1,212,257
Reinsurance ceded                             (29,039,092)         (522,922)         (290,024)
                                            -------------       -----------       -----------
           Life premiums earned             $  36,603,227       $44,606,081       $41,195,298
                                            =============       ===========       ===========

      Death benefits incurred on the business assumed were $16,377,951, $849,093 and $818,793 for the years ended December 31, 2000, 1999 and 1998, respectively. Recoveries of death benefits under reinsurance agreements were $10,638,750 and $599,147 during 2000 and 1999 and insignificant during 1998.

 7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The methods and assumptions used to estimate the fair value of financial instruments are as follows:

         (i) The carrying value of cash and cash equivalents approximates fair value due to the short maturities of these investments;
         (ii) Fair values of fixed maturities and equity securities with active markets are based on quoted market prices. For investments not actively traded, fair values were estimated using values obtained from independent pricing services;
         (iii) The carrying value of accounts receivable and payable and premiums received in advance approximates fair value due to their relatively short maturities; and
         (iv) The carrying amount of policyholder deposits approximates their fair value due to the Company's ability to adjust the rate at which interest is credited to the accounts.
         (v) The carrying amount of the notes payable approximates fair value because of the use of variable rates on some debt and the consistency of current rates compared to fixed rates and relatively near term maturity dates.

      Policyholder loans had an interest rate of 8% as of December 31, 2000 and 1999, and had no specified maturity dates. These loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

      The fair value and carrying amount of the Company's financial instruments are presented as follows:

                                                                        DECEMBER 31,
                                             -------------------------------------------------------------------
                                                          2000                                1999
                                             -------------------------------     -------------------------------
                                                  FAIR            CARRYING            FAIR            CARRYING
                                                 VALUE             AMOUNT            VALUE             AMOUNT

Cash and cash equivalents                     $12,034,307       $12,034,307       $23,712,005       $23,712,005
Fixed maturity securities                      74,585,516        74,585,516        98,297,844        98,297,844
Equity securities                               2,218,227         2,218,227         5,554,318           555,318
Accounts receivable                             4,224,968         4,224,968         3,640,941         3,640,941
Policyholder loans                              1,662,108         1,662,108        22,707,973        22,707,973
Policyholder deposits                          52,461,853        52,461,853        57,502,868        57,502,868
Premiums received in
  advance                                       1,860,338         1,860,338         2,129,405         2,129,405
Notes payable and line of credit                4,467,949         4,469,949         6,505,290         6,505,290

8.    LINE OF CREDIT AND NOTES PAYABLE

      Debt at December 31, consisted of the following:

                                                  2000              1999

Line of credit                                 $  220,000        $  220,000
                                               ----------        ----------

Notes payable to bank                           2,086,424         2,142,507
Notes payable related to Hollywood Forever      2,105,881         2,327,830
Notes payable - Mount Washington Forever             -            1,698,000
Other                                              55,644           116,953
                                               ----------        ----------

           Total notes payable                  4,247,949         6,285,290
                                               ----------        ----------

           Total                               $4,467,949        $6,505,290
                                               ==========        ==========

      The Company has a line of credit of $250,000, of which $220,000 was outstanding at December 31, 2000 and 1999. The facility expires on April 30, 2001 and incurs interest at the lender's corporate market rate of interest plus .25%. This rate was 9.5% at December 31, 2000. The Company also has a note payable to the same financial institution for an initial amount of $2,250,000. Principal payments of $4,674 are due monthly along with interest at the lender's corporate market rate of interest (9.25% at December 31, 2000) with a final payment due on January 5, 2003.

      The Company has a loan agreement with a reinsurer whereby the Company may borrow varying amounts which decline each year until the agreement expires in 2009. No amounts were outstanding under this agreement at December 31, 2000. Advances to the Company in 2001 will be limited to no more than $12.5 million. Advances under this agreement bear interest at a rate equal to the five-year Treasury note plus 150 basis points (6.7% at December 31, 2000). The Company has pledged all of its stock in Memorial as security for any advances under this agreement.

      The Company also has various notes payables to companies owned by the previous investment partners in Hollywood Forever incurred in connection with the purchase of an additional 45% interest in Hollywood Forever, Inc. on December 8, 1999. Payments of $48,723 are due monthly until the principal balance of the notes is paid in full. The interest rate on these notes is 8.5% per annum.

      At December 31, 1999, Mount Washington Forever, Inc. had outstanding debt related to the purchase of Mount Washington Cemetery for $1,380,000. Interest only was to be paid through January 2002, at which time monthly interest and principal payments are due. On December 1, 2014, the debt is due. Interest is 9% per annum. Mount Washington Forever, Inc. also had a note payable for $318,000 at December 31, 1999 which was due in 2004 and accrued interest at 9%. The Company sold 50% of its interest in Mount Washington Forever, Inc. in 2000 and did not consolidate this entity in 2000.

      Aggregate debt maturities for the years ending December 31 are as follows:

          2001                                        $   538,344
          2002                                            531,424
          2003                                          2,487,950
          2004                                            556,438
          2005                                            133,793
                                                      -----------

                     Total                            $ 4,247,949
                                                      ===========

 9.   DEFERRED POLICY ACQUISITION COSTS AND COSTS OF POLICIES ACQUIRED

      DEFERRED POLICY ACQUISITION COSTS - Deferred policy acquisition costs ("DPAC") and the components of the change in DPAC were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------
                                                 2000              1999            1998

Balance, beginning of year                   $ 20,337,571      $ 16,881,478    $ 12,554,870
Change in balance:
  Deferrals                                     4,634,512         8,153,806       8,926,805
  Amortization                                 (3,004,476)       (4,697,713)     (4,600,197)
  Recovered under reinsurance contracts       (20,603,870)             -               -
                                             ------------      ------------    ------------

  Net change                                  (18,973,834)        3,456,093       4,326,608
                                             ------------      ------------    ------------

Balance, end of year                         $  1,363,737      $ 20,337,571    $ 16,881,478
                                             ============      ============    ============

      Approximately 90% of deferred costs are commissions paid to NPS or NPS Agency, related parties. Other costs include expenses related to the acquisition and issuance of new policies, such as the printing of policy forms and underwriting expenses.

      COST OF POLICIES ACQUIRED - The cost of policies acquired ("CPA") and the components of the changes were as follows:
3480:

                                                         YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                  2000              1999            1998

Balance, beginning of year                    $ 4,348,375       $ 3,833,659     $ 3,249,365
Additions from acquisition                           -            2,544,274       2,205,716
Gross amortization                               (513,632)       (1,041,268)     (1,047,244)
Interest                                          305,861           333,900         335,680
Recovered under reinsurance contracts          (4,140,604)       (1,322,190)       (909,858)
                                              -----------       -----------     -----------

Balance, end of year                          $      -          $ 4,348,375     $ 3,833,659
                                              ===========       ===========     ===========

10.   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                       DECEMBER 31,
                                              ---------------------------
                                                 2000            1999

Land and land improvements                    $   543,695     $ 1,004,561
Buildings and improvements                      2,380,844       2,114,276
Mausoleums                                        894,097         894,097
Furniture and equipment                           981,388         987,712
Data processing equipment                       1,290,002       1,151,909
Software                                        1,989,127       1,299,537
Vehicles                                           38,885          32,801
                                              -----------     -----------

                                                8,118,038       7,484,893
Accumulated depreciation                       (1,982,556)     (1,349,547)
                                              -----------     -----------

           Total                              $ 6,135,482     $ 6,135,346
                                              ===========     ===========

      Depreciation expense was approximately $721,000, $613,000 and $335,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.   INCOME TAXES

      The provision for income taxes (benefits) gives effect to permanent differences between income for financial reporting purposes and taxable income. Accordingly, the effective income tax rate is less than the statutory federal corporate rate. A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                  2000               1999           1998

Tax (benefit) at statutory rate               $(3,317,753)        $(819,498)      $  89,319
Small life insurance company deduction               -             (533,909)       (619,154)
Loss on reinsurance                              (173,400)             -               -
Gain on sale of affiliate                            -              245,810            -
Change in valuation allowance                   2,446,601           497,769         802,292
Other                                            (174,261)          (45,514)         85,882
                                              -----------         ---------       ---------

Total tax expense (benefit)                   $(1,218,813)        $(655,342)      $ 358,339
                                              ===========         =========       =========

      The tax effects of temporary differences at December 31 that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                         2000                  1999

Deferred tax assets:
  Net operating loss                                                 $  4,552,402          $  2,544,732
  Impairment of investment security                                       902,391                  -
  Deferred policy acquisition costs                                       482,520                  -
  Net unrealized losses on available for sale securities                1,908,883             4,229,958
  Policy reserves and policy funds                                      2,707,226             8,162,931
                                                                     ------------          ------------

           Total                                                       10,553,422            14,937,621

Valuation allowance                                                    (4,552,401)           (2,105,800)
                                                                     ------------          ------------

           Total deferred tax assets, net of valuation allowance        6,001,021            12,831,821
                                                                     ------------          ------------

Deferred tax liabilities:
  Deferred policy acquisition costs                                          -                5,241,833
  Other assets                                                            166,032               156,195
  Deferred cost of reinsurance                                            670,949                  -
                                                                     ------------          ------------

           Deferred tax liabilities                                       836,981             5,398,028
                                                                     ------------          ------------

           Net deferred tax assets                                   $  5,164,040          $  7,433,793
                                                                     ============          ============

      The Company has net operating loss carryforwards of approximately $12,500,000 that expire beginning in 2013. The valuation allowance has been provided to reduce deferred tax assets to an amount that management believes is more likely than not recoverable.

12.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases office space under two noncancelable lease agreements accounted for as operating leases. Rental expense on operating leases (exclusive of other expenses payable under the leases) was approximately $843,000, $810,000 and $710,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under the terms of these operating leases at December 31, 2000 were as follows:

          2001                                          $ 848,284
          2002                                            464,614

      LEGAL AND OTHER PROCEEDINGS - The Company is subject to various other claims and contingencies arising out of the normal course of business. The Company believes, after consultation with counsel, that the total amounts that will ultimately be paid, if any, arising from these claims and contingencies will not have a material adverse effect on its financial condition, results of operations or cash flows.

13.   RELATED PARTY TRANSACTIONS

      Substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. ("NPS") and National Prearranged Services Agency, Inc. ("NPS Agency"). NPS is a wholly owned subsidiary of National Heritage Enterprises ("NHE") which owns 92.3% of the outstanding stock of the Company. NPS collects all payments for prearranged funeral contracts and remits such amounts to the Company either directly or through assumed reinsurance.

      In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to NPS and/or NPS Agency. As assignee, NPS and/or NPS Agency remit premiums to and receive policy benefits from the Company. In the State of Missouri, a trust (the "Trust") owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the Trust directs the monies in the Trust as to the purchase of insurance policies. The policy benefits that are paid in the ordinary course of business includes death benefits, surrender benefits and policy loans. The Company is not subject to significant credit risk on the policy loans, since the Company makes no policy loans which exceed the reserves held on the policy securing the loan and the Company has the right to deduct the loan amount from the death benefit payment or from the cash surrender value. Substantially all premiums, death benefits and surrender benefits during the years ended December 31, 2000, 1999 and 1998 were received from or paid to NPS, NPS Agency or the Trust. At December 31, 2000 and 1999, the Company had policyholder loans of $-0- and $21,045,984, respectively, on policies of which NPS or the trusts is the beneficiary.

      The Company's insurance subsidiaries have a contract (the "Contract") with NPS and NPS Agency that obligates the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency. Substantially all commissions incurred during the years ended December 31, 2000, 1999 and 1998, were paid to NPS or NPS Agency. Such amounts were $985,000 and $1,200,000 for the years ended December 31, 2000 and 1999, respectively.

      The Company has a cost sharing agreement with NPS whereby NPS will reimburse the Company for a portion of certain general and administrative costs paid for by the Company for the benefit of NPS. Costs reimbursed under the agreement were $2,516,986, $2,684,761 and $2,253,644 for the years ended December 31, 2000, 1999, and 1998 respectively.

      Net amounts receivable from NPS and NPS Agency at December 31, 2000 and 1999 were $2,735,580 and $2,130,508, respectively. Amounts payable to NHE and its affiliates at December 31, 2000 and 1999 were $2,579,170 and $2,320,382, respectively.

      The majority shareholder of the Company has the right to cause the Company to register the majority shareholder's shares of common stock under the Securities Act of 1933, for resale, at the expense of the Company.

14.   EMPLOYEE BENEFIT PLAN

      The Company offers all of its employees who meet certain eligibility requirements a savings plan (the "401K Plan") under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter into a written salary deferral agreement under which an employee makes contributions to the 401K Plan. The Company matches 30% of the employees' contribution up to 6% of their salary. For the years ended December 31, 2000, 1999 and 1998 the Company contributed $50,296, $25,379 and $14,415, respectively, to the 401K Plan.

15.   CONCENTRATIONS OF RISK

      At December 31, 2000 and 1999, the Company had significant investments in fixed maturity and short-term securities that were either direct obligations of the U.S. Government or an agency authorized by the U.S. Government. The Company periodically has significant investments in demand deposits in banks and other financial institutions that exceed federally insured amounts. The Company had accounts receivable from NPS of $2,735,580 and $2,130,508 at December 31, 2000 and 1999,
      respectively. In addition, at December 31, 2000 and 1999 the Company had policyholder loans outstanding of $-0- and $21,045,984, respectively, on policies of which NPS is the beneficiary. The policy loans are collateralized by the policy cash surrender values.

      The Company also has significant amounts due from ERC as a result of the reinsurance agreements. The amount due from ERC is primarily based on estimates of future policy benefits for policies ceded to ERC. The assumptions used in our estimates of amounts due from reinsurers are consistent with those used in establishing the future policy benefits of the underlying reinsured contracts. The reinsurance agreements with NAL do not result in a concentration of risk for the Company since substantially all amounts were withheld by the Company in connection with those agreements.

16.   STATUTORY ACCOUNTING INFORMATION

      The Company's life insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on the statutory basis of accounting. Statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory net income and shareholders' equity reported to regulatory authorities as of and for the periods ended December 31 were as follows:

                                                  2000             1999            1998

Net income (loss)                             $(4,127,402)     $ 6,598,221     $(1,775,721)
Shareholders' equity                            3,818,727        6,674,307       7,815,609

      The ability of the life insurance subsidiaries to pay dividends or make other distributions is restricted by state insurance laws. Determining factors include, but are not limited to, net income after tax and shareholders' equity as reported on a statutory basis. At December 31, 2000, no amounts were available for transfer to the Company by dividend, loan or advance, without prior regulatory approval. There have been no cash dividends paid by the life insurance subsidiaries to the Company since the formation or acquisition of the insurance subsidiaries.

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

      The Company recognizes compensation expense for stock options granted to employees following the guidance of APB No. 25 and recognizes compensation expense for stock options granted to non-employees in accordance with SFAS No. 123. The Company recognized compensation expense of approximately $221,000, $127,000 and $115,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to awards for employees, and $145,000, $110,000 and $93,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to awards to non-employees.

      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair market value of the options granted to non-employees prior to the Company's initial public offering was estimated on the date of grant using the minimum value approach. The fair value of all other options granted to non-employees is estimated on the grant date using the Black-Scholes option pricing model. The weighted-average fair value of options granted during the year ended December 31, 2000 was $1.13 compared to $3.15 for options granted in 1998. There were no options granted in 1999. The following assumptions were used for options granted in 2000 and 1998, respectively: expected life of 7.5 years and 7.5 years, risk-free interest rate of 6.4% and 6% and volatility rate of 121% and 0% and dividend yield of $-0- for both years. The effect of applying SFAS No. 123 is not necessarily indicative of the effects on future years due to, among other things, the vesting period of the stock options.

      Had the Company measured compensation expenses for employees in accordance with SFAS No. 123, the Company's pro forma net income, and earnings per share for the years ended December 31, would have been as follows:

                                                  2000              1999            1998

Net loss                                      $(8,657,260)      $(1,784,335)      $(122,430)
Net loss per share:
  Basic                                             (1.25)            (0.26)          (0.02)
  Diluted                                           (1.25)            (0.26)          (0.02)

      A summary of the Company's stock option activity is as follows:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                  NUMBER           OPTION
                                                    OF              PRICE
                                                  SHARES          PER SHARE
Balance at January 1, 1998
  Granted                                         399,500          $ 3.75
  Forfeited                                        (3,750)           3.75
  Exercised
                                                ---------

Balance at January 1, 1999                        395,750
  Granted
  Forfeited                                       (50,875)           3.75
  Exercised                                       (13,259)           3.75
                                                ---------

Balance at January 1, 2000                        331,616            3.75
  Granted                                         884,000            2.01
  Forfeited                                      (153,313)           3.32
  Exercised                                          (665)           3.75
                                                ---------

Outstanding at December 31, 2000                1,061,638          $ 2.35
                                                =========

Options exercisable at December 31,
  2000                                            108,480
                                                =========

  1999                                             82,904
                                                =========

  1998                                               -
                                                =========

Available for future grant                         69,813
                                                =========

18.   SEGMENT REPORTING

      The Company operates under two segments, cemetery/funeral operations and life insurance operations. Cemetery/funeral operations purchase life insurance policies from the insurance operations to provide for pre-need contracts when they are at need.

      The table below presents information about reported segments for the years ended December 31, 2000, 1999 and 1998:

                                         CEMETERY         INSURANCE            CORP.          INTERSEGMENT         TOTAL

Revenues
  2000                                 $  6,333,007      $ 44,087,822      $    233,001       $  (767,086)     $ 49,886,744
  1999                                    2,793,920        57,319,162           175,135          (415,426)       59,872,791
  1998                                    2,150,577        54,672,059            13,514          (168,086)       56,668,064
Loss before taxes*
  2000                                   (1,698,796)       (4,130,159)       (3,613,342)             -           (9,442,297)
  1999                                   (1,081,924)        1,280,357        (2,608,721)             -           (2,410,288)
  1998                                       80,218         3,636,718        (3,454,232)             -              262,704
Depreciation and
  amortization
  expense
  2000                                      356,121           656,598              -                 -            1,012,719
  1999                                      467,876         1,072,168              -                 -            1,540,044
  1998                                      291,964           967,513              -                 -            1,259,477
Total assets
  2000                                   16,095,853       198,086,983         1,646,071        (4,709,125)      211,119,782
  1999                                   20,035,324       189,373,827         1,454,214        (4,771,825)      206,091,540

      *NOTE: Some corporate revenues are classified as other income on the consolidated statements of operations. Therefore, segment revenues are reconciled to reported revenue as follows:

                                    2000           1999            1998

      Segment revenue           $49,886,744     $59,872,791     $56,668,064
      Reclass                      (205,807)       (122,270)
                                -----------     -----------     -----------
      Revenue as reported       $49,680,937     $59,720,521     $56,668,064
                                ===========     ===========     ===========

      As disclosed in Note 13, substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by related parties.

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The Company adopted SAB 101 in the fourth quarter of 2000, effective as of January 1, 2000 and, as a result, the first three quarters of 2000 have been restated to reflect the adoption of that standard. See
      Note 2 to the consolidated financial statements for further details. Proforma results of the fourth quarter of 1999 also are presented as if the Company retroactively applied SAB 101 recognition guidelines to provide comparability with the fourth quarter of 2000.

                                           FIRST            SECOND             THIRD            FOURTH
                                          QUARTER           QUARTER           QUARTER           QUARTER          YEAR
Revenues:
  2000, as previously reported         $ 16,966,676      $ 17,927,235      $ 16,521,854
  2000, as restated                      16,623,410        17,480,840        16,177,241       $  (600,554)   $ 49,680,937
  Proforma 1999                                                                                15,929,626      58,940,291
  1999                                   12,183,189        16,084,373        14,743,103        16,709,856      59,720,521
Income (loss) before
  cumulative effect of
  accounting change:
  2000, as previously reported             (906,381)            6,089        (1,515,849)
  2000, as restated                      (1,053,354)         (189,269)       (1,665,277)       (5,315,584)     (8,223,484)
  Proforma 1999                                                                                    90,620      (2,472,663)
  1999                                   (1,890,931)          369,546          (639,983)          406,421      (1,754,947)
Net income (loss):
  2000, as previously reported             (906,381)            6,089        (1,515,849)
  2000, as restated                      (1,369,155)         (189,269)       (1,665,277)       (5,315,584)     (8,539,285)
  Proforma 1999                                                                                    90,620      (2,070,748)
  1999                                   (1,890,931)          369,546          (639,983)          406,421      (1,754,947)
Basic earnings (loss)
  per share before
  cumulative effect of
  accounting change:
  2000, as previously reported                (0.13)            (0.00)            (0.22)
  2000, as restated                           (0.15)            (0.03)            (0.24)
  Proforma 1999                                                                                      0.01           (0.30)
  1999                                        (0.27)             0.05             (0.09)             0.06           (0.25)
Diluted earnings (loss)
  per share before
  cumulative effect of
  accounting change:
  2000, as previously reported                (0.13)            (0.00)            (0.22)
  2000, as restated                           (0.15)            (0.03)            (0.24)
  Proforma 1999                                                                                      0.01           (0.30)
  1999                                        (0.27)             0.05             (0.09)             0.06           (0.25)

      Revenues in the fourth quarter of 2000 included realized losses of $4,897,085 and a significant decline in life insurance premium revenues due to reinsurance transactions in that quarter.

      Losses of approximately $1.6 million, $1.0 million and $600,000 were recognized and related to the Company's investment in Autobond during the first, second and third quarters of 1999, respectively. The third quarter 1999 included a gain from the sale of a portion of the FSLife Block of approximately $1.2 million.

                                 * * * * * *

                                                                                    SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------

ASSETS                                                                   2000             1999

Cash and cash equivalents                                            $    504,677     $   486,661
Accounts receivable                                                         3,175          35,000
Accounts receivable from related party                                     79,067          80,316
Investment in subsidiaries                                              4,746,091       6,169,426
Deferred tax assets, net                                                                  599,158
Other assets                                                               31,902         173,806
                                                                     ------------     -----------

           Total                                                     $  5,364,912     $ 7,544,367
                                                                     ============     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses                                                     $        155     $      -
Accounts payable to related party                                       4,851,613       3,591,365
                                                                     ------------     -----------

           Total liabilities                                            4,851,768       3,591,365

SHAREHOLDERS' EQUITY:
  Preferred stock ($.01 par value; 1,000,000 shares authorized,
    none issued)                                                             -               -
  Common Stock ($0.01 par value; 30,000,000 shares authorized;
    6,933,924 and 6,933,259 shares issued and outstanding,
    respectively)                                                          69,339          69,333
Additional paid-in capital                                             10,043,775       9,691,588
Retained earnings                                                      (5,840,802)      2,698,483
Accumulated other comprehensive loss                                   (3,759,168)     (8,506,402)
                                                                     ------------     -----------

           Total shareholders' equity                                     513,144       3,953,002
                                                                     ------------     -----------

TOTAL                                                                $  5,364,912     $ 7,544,367
                                                                     ============     ===========

                                                                                                              SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------

                                                                                2000              1999            1998

REVENUES - Net investment income                                            $    27,194       $    22,865     $    13,514

EXPENSES - General expenses                                                   1,813,265         1,672,944       1,194,114
                                                                            -----------       -----------     -----------

           Loss before income taxes and equity in
             undistributed net income (loss) of subsidiaries                 (1,786,071)       (1,650,079)     (1,180,600)
                                                                            -----------       -----------     -----------

INCOME TAXES:
   Current                                                                         -                 -            (70,652)
   Deferred                                                                     599,158          (348,720)       (330,752)
                                                                            -----------       -----------     -----------

           Total income tax expense (benefit)                                   599,158          (348,720)       (401,404)
                                                                            -----------       -----------     -----------

LOSS BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES                                                 (2,385,229)       (1,301,359)       (779,196)

EQUITY IN UNDISTRIBUTED NET
  INCOME (LOSS) OF SUBSIDIARIES                                              (6,154,056)         (453,588)        683,561
                                                                            -----------       -----------     -----------

NET LOSS                                                                     (8,539,285)       (1,754,947)        (95,635)

Change in accumulated other comprehensive
  loss of subsidiaries                                                        4,747,234        (6,267,490)     (2,777,782)
                                                                            -----------       -----------     -----------
Comprehensive loss                                                          $(3,792,051)      $(8,022,437)    $2,873,417)
                                                                            ===========       ===========     ===========

                                                                                                             SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                2000              1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(8,539,285)      $(1,754,947)    $   (95,635)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred income taxes                                                    (599,158)         (348,720)       (330,752)
      Stock options issued                                                      241,700           200,220         137,147
      Increase (decrease) in accounts receivable                                 31,825             5,000         (40,000)
      Increase in other assets                                                  158,417          (173,806)
      Increase in accounts receivable and payable
        to related party                                                      1,261,497         1,702,880       1,808,169
      Increase in accrued liabilities                                               155          (155,949)        155,949
      Equity in undistributed net loss of subsidiaries                        6,154,056           453,588        (683,561)
                                                                            -----------       -----------     -----------

           Net cash from operating activities                                  (108,990)          (71,734)        951,317
                                                                            -----------       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital contributions to subsidiaries                                            -                 (100)     (3,000,100)
                                                                            -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock offering                                                 -                 -          2,556,827
  Issuance of shares for stock options                                          110,493            49,721
                                                                            -----------       -----------     -----------

           Net cash from financing activities                                   127,005            49,721       2,556,827
                                                                            -----------       -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               18,016           (22,113)        508,044

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                             486,661           508,774             730
                                                                            -----------       -----------     -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                               $   504,677       $   486,661     $   508,774
                                                                            ===========       ===========     ===========

FOREVER ENTERPRISES, INC. (PARENT COMPANY)

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Forever Enterprises, Inc. and subsidiaries.

FOREVER ENTERPRISES, INC.

                                                                                                             SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
------------------------------------------------------------------------------------------------------------------------------
                                         DEFERRED      FUTURE POLICY                        OTHER POLICY
                                          POLICY         BENEFITS,                           CLAIMS AND
                                       ACQUISITION    LOSSES, CLAIMS        UNEARNED          BENEFITS            PREMIUM
SEGMENT                                    COSTS         AND LOSS           PREMIUMS          PAYABLE             REVENUE

Life insurance:

Year ended
  December 31, 2000                   $ 1,363,737       $191,973,250       $1,860,338         $     -            $36,603,227

Year ended
  December 31, 1999                    20,337,571        185,612,856        2,129,405               -             45,021,507

Year ended
  December 31, 1998                    16,881,478        152,014,788          409,937               -             41,363,384



                                                          BENEFITS,
                                                           CLAIMS,         AMORTIZATION
                                          NET            LOSSES AND        OF DEFERRED         OTHER
                                      INVESTMENT         SETTLEMENT          POLICY          OPERATING
SEGMENT                                 INCOME            EXPENSES         ACQUISITION        EXPENSES

Life insurance:

Year ended
  December 31, 2000                   $ 9,074,772       $30,439,516        $1,629,244       $16,948,792

Year ended
  December 31, 1999                    10,381,173        36,078,212         4,697,713        16,935,824

Year ended
  December 31, 1998                    10,638,406        33,087,742         4,600,197        14,541,516

                                                                                                                  SCHEDULE IV
FOREVER ENTERPRISES, INC.

REINSURANCE
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   PERCENTAGE
                                                           CEDED TO           ASSUMED                               OF AMOUNT
                                           GROSS            OTHER           FROM OTHER           NET                 ASSUMED
                                           AMOUNT         COMPANIES          COMPANIES          AMOUNT               TO NET

2000
Life insurance in-force                $291,472,398     $(392,346,499)     $174,603,434       $73,729,333             237 %
Premiums                                 48,397,420       (29,039,092)       17,244,899        36,603,227              47 %

1999
Life insurance in-force                $264,447,530     $        -          $17,697,628      $282,145,158               6 %
Premiums                                 44,217,113          (522,922)          911,890        44,606,081               2 %

1998
Life insurance in-force                $234,294,031     $        -          $22,403,847      $256,697,878               9 %
Premiums                                 40,273,065          (290,024)        1,212,257        41,195,298               3 %

                            EXHIBIT INDEX
Exhibit
Number                          Description
-------                         -----------

3.1(a) Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), are hereby incorporated by reference.

3.1(b) Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

3.1(c) Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is hereby incorporated by reference.

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

10.1 Lincoln Heritage Corporation 1998 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.*

10.2 Award Agreement dated as of August 18, 1998 by and between the Company and Clifton Mitchell, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.*

10.3 Cost Sharing Agreement dated as of March 31, 1997 by and among Memorial, Lincoln and NPS, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.

10.4 Cost Sharing Agreement dated as of June 1, 1998 by and between the Company and NPS, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.

10.5 Award Agreement dated as of August 18, 1998 by and between the Company and Brent D. Cassity, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.*

10.6      General Agent Contract dated May 12, 1992 and Addendum dated
          February 19, 1998 by and between the Company and NPS, filed as Exhibit
          10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.

10.7 Stock Acquisition Agreement dated as of December 20, 1999 by and between the Company and National Heritage Enterprises, Inc., filed as Annex B to the Company's Proxy Statement for Special Meeting of Shareholders held on March 9, 2000, is hereby incorporated by reference.

10.8 Coinsurance Life Reinsurance Agreement (PreNeed Plans), dated December 1, 2000, between Lincoln Memorial Life Insurance Company and Employers Reassurance Corporation, is filed herewith.

10.9 Amendment No. 1 to Coinsurance Life Reinsurance Agreement (PreNeed Plans), dated December 12, 2000, between Lincoln Memorial Life Insurance Company and Employers Reassurance Corporation, is filed herewith.

10.10 Reinsurance Agreement, dated December 18, 2000, between Memorial Service Life Insurance Company, Lincoln Memorial Life Insurance Company and North American Life Insurance Company of Texas, is filed herewith.

10.11 Amendment No. 1 to Reinsurance Agreement, dated January 5, 2001, between Memorial Service Life Insurance Company, Lincoln Memorial Life Insurance Company and North American Life Insurance Company of Texas, is filed herewith.


21.1      Subsidiaries of the Company.

23.1      Consent of Deloitte & Touche LLP

23.2      Consent of Rosenthal Packman & Co., P.C.


[FN]
---------
* Management contract or compensatory plan or arrangement.