Form 10-Q
period 2001-03-31
FOREVER ENTERPRISES INC
filed 2001-05-22
CIK 1059265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      MARCH 31, 2001
                               ------------------------------------------------



Commission file number                              001-14067
                       --------------------------------------------------------


                           FOREVER ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                  36-3427454
-------------------------------------    --------------------------------------
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


                                                     Number of shares
           Title of class                     outstanding as of May 21, 2001
-----------------------------------        ------------------------------------
   Common stock, $0.01 par value                         6,933,924

                                             FOREVER ENTERPRISES, INC.
                                                     FORM 10-Q

                                                       INDEX
                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION...........................................................................3

     Item 1.      Financial Statements:...........................................................................3

                  Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2001 and
                  December 31, 2000...............................................................................3

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months
                  Ended March 31, 2001 and 2000...................................................................5

                  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income (Unaudited) - Three Months Ended March 31, 2001 and 2000.................................6

                  Condensed Consolidated Statements of Cash Flow (Unaudited) - Three Months
                  Ended March 31, 2001 and 2000...................................................................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................8

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................11

                  Cautionary Statement Regarding Forward-Looking Statements......................................11

                  Overview.......................................................................................11

                  Results of Operations..........................................................................13

                  Liquidity and Capital Resources................................................................16

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................18


PART II.          OTHER INFORMATION..............................................................................19

     Item 5.      Other Information..............................................................................19

     Item 6.      Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES.......................................................................................................20

EXHIBIT INDEX....................................................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   ASSETS

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2001                 2000
                                                                              ----                 ----
Cash and cash equivalents                                                 $ 14,981,828         $ 12,034,307
Investment securities                                                       76,446,492           76,803,743
Policyholder loans                                                           1,663,523            1,662,108
                                                                          ------------         ------------
         Total cash and investments                                         93,091,843           90,500,158
                                                                          ------------         ------------


Trade accounts receivable, net                                               4,746,755            4,224,968
Cemetery property, net                                                       3,349,430            3,357,341
Fixed assets, net                                                            6,067,944            6,135,482
Due from reinsurer                                                          80,973,512           80,390,373
Inventories                                                                    306,281              304,114
Deferred charges, net                                                        1,370,791            1,363,737
Goodwill                                                                     2,237,288            2,258,028
Deferred tax assets                                                          4,033,112            5,164,040
Other assets                                                                19,150,796           17,421,541
                                                                          ------------         ------------
         Total assets                                                     $215,327,752         $211,119,782
                                                                          ============         ============


(continued on next page)




FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2001                 2000
                                                                            ---------          ------------
LIABILITIES:

Policy liabilities:
     Future policy benefits                                               $141,513,290         $139,311,397
     Policyholder deposits                                                  51,423,157           52,461,853
Deferred preneed revenues                                                    4,918,601            4,696,391
Notes payable                                                                4,079,428            4,247,949
Other                                                                       10,227,230            9,889,048
                                                                          ------------         ------------
         Total liabilities                                                 212,161,706          210,606,638
                                                                          ------------         ------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
     none issued)                                                                   --                   --
Common stock ($.01 par value; 30,000,000
     shares authorized; 6,933,924 issued and outstanding)                       69,339               69,339
Additional paid-in capital                                                  10,138,823           10,043,775
Retained earnings (accumulated deficit)                                     (4,754,848)          (5,840,802)
Accumulated other comprehensive loss                                        (2,287,268)          (3,759,168)
                                                                          ------------         ------------
     Total shareholders' equity                                              3,166,046              513,144
                                                                          ------------         ------------

     Total liabilities and shareholders' equity                           $215,327,752         $211,119,782
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

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                    ----            ----
Revenues                                                                        $  9,008,847    $ 16,623,410
Costs and expenses                                                                 2,858,248       6,427,603
Selling, general and administrative                                                4,809,267      11,692,278
                                                                                ------------    ------------
Income (loss) from operations                                                      1,341,332      (1,496,471)
Other income                                                                          75,328         158,142
Interest expense                                                                     (16,166)        (91,764)
                                                                                ------------    ------------
Income (loss) before income taxes                                                  1,400,494      (1,430,093)
Income tax expense (benefit)                                                         314,540        (376,739)
                                                                                ------------    ------------
Net income (loss) before cumulative effect                                         1,085,954      (1,053,354)
Cumulative effect                                                                         --        (315,801)
                                                                                ------------    ------------

         Net income (loss)                                                      $  1,085,954    $ (1,369,155)
                                                                                ============    ============

Earnings (loss) per share before cumulative effect
Basic                                                                           $       0.16    $      (0.15)
                                                                                ============    ============
Diluted                                                                         $       0.15    $      (0.15)
                                                                                ============    ============


Earnings (loss) per share after cumulative effect
Basic                                                                           $       0.16    $      (0.20)
                                                                                ============    ============
Diluted                                                                         $       0.15    $      (0.20)
                                                                                ============    ============
Weighted average shares outstanding:

Basic                                                                              6,933,924       6,933,269
                                                                                ============    ============
Diluted                                                                            7,402,598       6,933,269
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

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                    ADDITIONAL       OTHER
                                                                      COMMON         PAID-IN     COMPREHENSIVE      RETAINED
                                                      TOTAL           STOCK          CAPITAL     INCOME (LOSS)      EARNINGS
                                                   -----------     -----------     -----------   -------------    -----------

Balance, December 31, 2000                         $   513,144     $    69,339     $10,043,775    $(3,759,168)    $(5,840,802)

Comprehensive income, net of tax:

       Net income                                    1,085,954                                                      1,085,954

       Change in unrealized gains on
         available-for-sale securities,
         net of tax expense of $731,455              1,471,900                                      1,471,900
                                                   -----------

     Total comprehensive income                      2,557,854
                                                   -----------

       Effect of stock options granted under
         stock options plans, net of applicable
         income tax benefit of $48,964                  95,048                          95,048
                                                   -----------     -----------     -----------    -----------     -----------

Balance, March 31, 2001                            $ 3,166,046     $    69,339     $10,138,823    $(2,287,268)    $(4,754,848)
                                                   ===========     ===========     ===========    ===========     ===========


Balance, December 31, 1999                         $ 3,953,002     $    69,333     $ 9,691,588    $(8,506,402)    $ 2,698,483

Comprehensive loss, net of tax:

       Net loss                                     (1,369,155)                                                    (1,369,155)

       Change in unrealized losses on
         available-for-sale securities,
         net of tax benefit of $89,302                (175,128)                                      (175,128)
                                                   -----------

     Total comprehensive loss                       (1,544,283)
                                                   -----------

       Effect of stock options granted under
         stock options plans, net of applicable
         income tax benefit of $22,728                  44,118                          44,118

       Issuance of shares for stock options                375               1             374

       Capital contributions                           108,000                         108,000
                                                   -----------     -----------     -----------    -----------     -----------

Balance, March 31, 2000                            $ 2,561,212     $    69,334     $ 9,844,080    $(8,681,530)    $ 1,329,328
                                                   ===========     ===========     ===========    ===========     ===========


                                            The accompanying notes are an integral
                                              part of the condensed consolidated
                                                     financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ----------------------------------
                                                                                      2001                  2000
                                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
                  Net cash provided by (used in) operating activities             $    170,977          $     74,735
                                                                                  ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments           17,803,438            11,419,007
     Cost of investments purchased                                                 (15,045,452)          (12,597,019)
     Sale (purchase) of fixed assets                                                  (151,769)              287,481
     Acquisition of subsidiaries                                                            --              (215,462)
     Increase in policyholder loans                                                     (1,415)              (99,177)
     Other, net                                                                             --              (244,917)
                                                                                  ------------          ------------
                  Net cash provided by (used in) investing activities                2,604,802            (1,450,087)
                                                                                  ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                                   --                   375
     Repayment of long-term debt                                                      (168,521)           (1,803,247)
     Credit line proceeds                                                              340,263                    --
     Capital contributions                                                                  --               108,000
                                                                                  ------------          ------------
                  Net cash provided by (used in) financing activities                  171,742            (1,694,872)
                                                                                  ------------          ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                2,947,521            (3,070,224)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                            12,034,307            23,712,005
                                                                                  ------------          ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                                $ 14,981,828          $ 20,641,781
                                                                                  ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                                                            $         --          $    483,643
                                                                                  ============          ============

     INTEREST PAID                                                                $     48,445          $     76,115
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

                          FOREVER ENTERPRISES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. and our direct and indirect wholly-owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the three months ended March 31, 2001. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

         We have recently gone through a change in general ledger accounting systems. In order to file our financial statements at the earliest possible time, our March 31, 2001 financial statements were prepared prior to complete reconciliation of our general ledger accounts. Subsequent thereto, our auditing firm was unable to complete their SAS 71 review prior to issuance of our financial statements and our filing of this quarterly report on Form 10-Q.


NOTE 2 -- NOTES PAYABLE

         As of March 31, 2001, we had a note payable to Allegiant Bank in the amount of $2,072,403, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (8.0% per annum at March 31, 2001). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at March 31, 2001. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2002. Interest is due monthly on the unpaid balance equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (4.95% per annum at March 31, 2001) as published in The Wall Street Journal. The balance outstanding was $340,263 at March 31, 2001.

         We also have notes payable to companies owned by the previous investment partners in Hollywood Forever, Inc., in the amount of $1,969,216 at March 31, 2001. These notes were incurred in connection with the purchase of the additional 45% of Hollywood Forever, Inc. on December 8, 1999. Payments of $48,723 are due monthly until the principal balance of the notes is paid in full. The interest rate on these notes is 8.5% per annum.

         We have a loan agreement with a reinsurer whereby we may borrow varying amounts, which decline each year until the agreement expires in 2009. No amounts were outstanding under this agreement at March 31, 2001. Advances to us in 2001 will be limited to no more than $12.5 million. Advances under this agreement bear interest at a rate equal to the five-year Treasury note plus 150 basis points (4.64% at March 31, 2001). We have pledged all of the capital stock of Memorial Service Life Insurance Company as security for any advances under this agreement.


NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of March 31, 2001 were as follows:

                                             COST OR            GROSS            GROSS            ESTIMATED
                                             AMORTIZED       UNREALIZED       UNREALIZED            FAIR
                                               COST             GAINS           LOSSES              VALUE
                                           ------------      ----------      ------------       ------------
Fixed maturity securities:
    Corporate bonds                        $ 19,530,603      $   40,576      $ (1,276,945)      $ 18,294,234
    Mortgage backed securities               47,115,919         362,444        (1,653,116)        45,825,247
    U.S. government                          12,558,151         126,930          (741,420)        11,943,661
                                           ------------      ----------      ------------       ------------
      Total fixed maturity securities        79,204,673         529,950        (3,671,481)        76,063,142

Equity securities                               707,377         917,950        (1,241,977)           383,350
                                           ------------      ----------      ------------       ------------

    Total                                  $ 79,912,050      $1,447,900      $ (4,913,458)      $ 76,446,492
                                           ============      ==========      ============       ============


NOTE 4 -- SEGMENT INFORMATION

         We conduct and manage our business through two segments, cemetery/ funeral operations and life insurance operations. The following tables summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2001

                                            CEMETERY         INSURANCE        CORPORATE       INTERSEGMENT          TOTAL
                                            --------         ---------        ---------       ------------          -----
Revenues                                  $  1,776,413     $  7,364,193     $     49,572      $   (181,331)     $  9,008,847

Net income (loss) before income taxes          176,681        1,773,901         (550,088)               --         1,400,494

Total assets at period-end                  17,461,374      200,701,684        1,859,225        (4,694,531)      215,327,752



THREE MONTHS ENDED MARCH 31, 2000

                                            CEMETERY         INSURANCE        CORPORATE       INTERSEGMENT          TOTAL
                                            --------         ---------        ---------       ------------          -----
Revenues                                  $  1,422,830     $ 15,454,873     $      8,141      $   (262,434)     $ 16,623,410

Net income (loss) before income taxes         (265,104)        (197,084)        (938,323)          (29,582)       (1,430,093)

Total assets at period-end                  18,092,970      192,587,431        1,421,938        (4,726,865)      207,375,474


NOTE 5 -- RELATED PARTY

         Effective as of January 1, 2001, we entered into an agreement with National Cemetery Management Company, a subsidiary of National Heritage Enterprises, Inc., the majority shareholder of our company, pursuant to which National Cemetery Management Company will provide sales management, operational and administrative services to our company's cemetery operations for a monthly management fee equal to three percent (3%) of the aggregate net revenues of the cemetery operations.


NOTE 6 -- NEW ACCOUNTING STANDARDS

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The Company's insurance company subsidiaries, Lincoln Memorial Life Insurance Company and Memorial Service Life Insurance Company have determined that the adoption of the Codification as modified by Texas will increase their statutory capital and surplus as of January 1, 2001, by approximately $870,000 and $0 respectively, which primarily relates to accounting principles regarding income taxes.

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

         The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to:
(1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (2) our ability to achieve anticipated levels of operational efficiencies for recently acquired companies, blocks of policies or properties, as well as through other cost-saving initiatives; (3) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (4) changes in the federal income tax laws and regulations which may affect the cost of or demand for our products; (5) increasing competition in the sale of our products; (6) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products; (7) the availability and terms of future acquisitions; and (8) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

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

OVERVIEW

         We, through our subsidiaries, produce and market multimedia biographies, own and operate combination funeral home and cemetery properties, operate an Internet marketing site, and operate life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly-owned life insurance subsidiaries.

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

         In December 2000, our subsidiaries, Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company entered into reinsurance agreements with North America Holdings, Ltd., whereby North America Holding, Ltd. reinsures all of the ongoing insurance business and certain of the inforce business of our subsidiaries. Our insurance subsidiaries retain administration of the reinsured business originally generated by National Prearranged Services and National Prearranged Services Agency. We believe that this arrangement with North America Holdings, Ltd. will allow us to shift our focus from the insurance operations to the cemetery operations of our company.

         Our business strategy is to grow our business by acquiring cemetery/ funeral home combination properties in targeted metropolitan areas, aggressively grow the multimedia biography business through all company properties and the Internet, and further develop our Internet marketing business. Through this strategy, we expect to develop the Forever brand to enhance consumer recognition and sales. No assurance can be given that we will be successful in completing any acquisition, or that any acquisition, once completed, will ultimately enhance our results of operations.

         We will seek to increase the number of quality cemetery/funeral home combination projects we own and operate and to expand our Forever network of families with digital biographies. Our plan is to acquire properties in major metropolitan areas to allow us to advertise and market the Forever programs to large populations. The properties need to have enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The properties could possibly be distressed in some way. Those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our biography services to existing client family members, thus expanding our market potential. Properties also may be in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provides a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major areas should also allow us to quickly develop our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise over the forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress and the prices for properties are dropping to what we believe are very reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

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

         Effective January 1, 2001, we entered into an agreement with National Cemetery Management Company, a subsidiary of National Heritage Enterprises, Inc., the majority shareholder of our company, pursuant to which National Cemetery Management Company will provide sales management, operational and administrative services to our company's cemetery operations for a monthly management fee equal to three percent (3%) of the aggregate net revenues of the cemetery operations. We believe that this transaction will allow us to more appropriately reflect actual results of operations of each cemetery, while allocating common resources/expenses to all entities which benefit from the resources of National Cemetery Management Company.

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

         Our financial highlights were as follows:

                                                                       THREE MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                                               MARCH 31,
                                                             --------------------------------------
                                                                 2001                      2000
                                                                 ----                      ----
Premium income                                               $  2,543,354              $ 11,664,185
Net investment income and realized gains                        1,164,441                 3,447,567
Cemetery revenue                                                1,820,100                 1,422,830
Commission and expense allowance                                3,480,935                        --
Other revenue                                                          17                    88,828
                                                             ------------              ------------
     Total revenues                                             9,008,847                16,623,410
Benefits incurred                                               2,430,963                 6,064,670
Cost of cemetery revenues                                         427,285                   362,933
Other operating expenses                                        4,809,267                11,692,278
Other income                                                       75,328                   158,142
Interest expense                                                  (16,166)                  (91,764)
                                                             ------------              ------------
     Income (loss) before income taxes                          1,400,494                (1,430,093)
Income tax expense (benefit)                                      314,540                  (376,739)
                                                             ------------              ------------
     Income (loss) before cumulative effect                     1,085,954                (1,053,354)
Cumulative effect                                                      --                  (315,801)
                                                             ------------              ------------
     Net income (loss)                                       $  1,085,954              $ (1,369,155)
                                                             ============              ============

Income (loss) per share before cumulative effect
     Basic                                                   $       0.16              $      (0.15)
     Diluted                                                         0.15                     (0.15)

Income (loss) per share after cumulative effect
     Basic                                                   $       0.16              $      (0.20)
     Diluted                                                         0.15                     (0.20)








                                                            MARCH 31, 2001           DECEMBER 31, 2000
                                                            --------------           -----------------
BALANCE SHEET DATA:
Trade accounts receivable, net                               $  4,746,755              $  4,224,968
Cemetery property, net                                          3,349,430                 3,357,341
Total assets                                                  215,327,752               211,119,782
Total policy liabilities                                      192,936,447               191,773,250
Shareholders' equity                                            3,166,046                   513,144

         We conduct and manage our business through two segments, cemetery/ funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2001

                                               CEMETERY        INSURANCE       CORPORATE     INTERSEGMENT        TOTAL
                                               --------        ---------       ---------     ------------        -----
Revenues                                     $  1,776,413    $  7,364,193    $     49,572    $   (181,331)   $  9,008,847

Net income (loss) before income taxes             176,681       1,773,901        (550,088)             --       1,400,494

Total assets at period-end                     17,461,374     200,701,684       1,859,225      (4,694,531)    215,327,752

THREE MONTHS ENDED MARCH 31, 2000

                                               CEMETERY        INSURANCE       CORPORATE     INTERSEGMENT        TOTAL
                                               --------        ---------       ---------     ------------        -----
Revenues                                     $  1,422,830    $ 15,454,873    $      8,141    $   (262,434)   $ 16,623,410

Net income (loss) before income taxes            (265,104)       (197,084)       (938,323)        (29,582)     (1,430,093)

Total assets at period-end                     18,092,970     192,587,431       1,421,938      (4,726,865)    207,375,474


         Cemetery Operations. Cemetery revenues increased approximately $354,000, or 24.9%, in the three-month period ended March 31, 2001 compared to the quarter ended March 31, 2000. Sales for the first quarter of 2001 at each location increased compared to the first quarter of 2000 due to more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $64,000, or 17.7%, from $363,000 in the quarter ended March 31, 2000 to $427,000 in the quarter ended March 31, 2001 due to increased cemetery sales. Cost of sales as a percentage of revenues decreased to 24.1% for the three months ended March 31, 2001 compared to 25.5% for the three months ended March 31, 2000 due to a more favorable product and service mix sold.

         Selling, general and administrative expenses decreased $150,000, or 10.6%, from $1.4 million in the quarter ended March 31, 2000 to $1.25 million, in the quarter ended March 31, 2001 due to cost reduction efforts and improved operating efficiencies which required fewer resources. As a percentage of revenues, selling, general and administrative costs decreased to 70.4% in the quarter ended March 31, 2001 from 98.3% in the quarter ended March 31, 2000 due to the higher revenues generated, improved operating efficiencies and cost reductions in overhead expenses.

         Income before income taxes increased from a loss of $265,000 in the quarter ended March 31, 2000 to a gain of $177,000 in the quarter ended March 31, 2001. Operating income as a percentage of revenues improved to 9.9% in the quarter ended March 31, 2001 from a loss of 18.6% in the quarter ended March 31, 2000 due primarily to the absence of expenses now associated with National Cemetery Management Company.

         Total assets decreased slightly from $18.1 million in the first quarter of 2000 to $17.5 million in the first quarter of 2001.

         Minority Interest Cemetery Operations. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever and is responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever are summarized in the table below.

                                                                  THREE MONTHS ENDED
                                                       ----------------------------------------
                                                       MARCH 31, 2001            MARCH 31, 2000
                                                       --------------            --------------
Revenues                                                 $ 655,405                 $  248,719
Cost of goods sold                                         181,217                     88,340
Selling, general and administrative expenses               543,327                    329,716
Income (loss) from operations                              (69,139)                  (169,337)

         Insurance Operations. Insurance revenues decreased approximately $8.1 million, or 52.4%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was primarily attributable to the reinsurance of significant blocks of our life insurance policies in December 2000.

         Our premium income decreased approximately $9.0 million, or 77.5%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was attributable to the reinsurance of significant blocks of our life insurance policies. However, insurance premiums will contribute significantly to future revenues due to the experience ratings refunds received from the reinsurer (approximately $1.3 million for the three months ended March 31, 2001.)

         Expense allowance on reinsurance ceded increased approximately $3.5 million, or 100.0% in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000 due to the reinsurance transactions in December 2000.

         Our net investment income and realized gains decreased approximately $2.2 million, or 60.1%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in investment income was due primarily to the absence of investment income associated with securities sold in the reinsurance transactions in the fourth quarter of 2000. In addition, a large portion of the investment income on securities held at March 31, 2001, was due to North America Life as defined in the reinsurance agreement.

         Our benefit expenses decreased approximately $3.6 million, or 59.6%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was due primarily to the reinsurance agreements entered into during 2000.

         Operating income increased $2.0 million from a loss of $200,000 at March 31, 2000 to income of $1.8 million at March 31, 2001. Operating income as a percentage of revenues improved to 24.1% in the quarter ended March 31, 2001 from a loss of 1.3% in the quarter ended March 31, 2000 due primarily to the experience ratings refund noted above.

         Total assets increased $8.1 million from $192.6 million at March 31, 2000 to $200.7 million at March 31, 2001 due primarily to an increase in our inforce business.

         Corporate. Operating losses decreased $388,000, or 41.4%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000 due to increased income generated from our management agreement with Mt. Washington and reduced overhead expenses.

         Consolidated. Operating income for the quarter ended March 31, 2001 increased $2.8 million, or 197.9%, compared to the first quarter of 2000. Net income per basic share increased to $0.16 per share for the first quarter of 2001 compared to a loss of $0.15 per share for the first quarter of 2000. The increase in operating income for the first quarter of 2001 compared to the first quarter of 2000 was due to increased revenues from our cemetery and insurance operations and cost reductions in overhead expenses now covered by National Cemetery Management Company.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12-18 months. Our cemetery property in St. Louis, Missouri currently generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Our cemetery properties in Kansas City, Missouri and Los Angeles produced several months of positive cash performance in 2000 as expected and we anticipate both properties being able to sustain positive cash flow and contribute to earnings in 2001. We believe that any operating cash requirements for our cemetery properties will be funded through working capital on hand or lines of credit. Capital projects at new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be accomplished and funded through use of existing personnel and working capital resources and lines of credit.

         We have been investing capital to fund the development and enhancement of our Internet/technology business plan and our website www.forevernetwork.com. The Internet/technology segment is currently running a cash shortfall and may require additional investment capital for a period of time until revenues can be built to levels necessary to produce positive cash flow. Margins are expected to be high and overhead relatively low once Internet and other program sales volumes achieve targeted levels.

         On October 12, 2000 we entered into a letter of intent to purchase a group of ten cemetery properties in two large mid-western metropolitan areas. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity financing. We are in the closing stages of due diligence. If due diligence proves favorable, then closing is expected to occur during June 2001.

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

         Changes in our consolidated balance sheet between March 31, 2001 and December 31, 2000, reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy. Policyholder loans remained constant at $1.7 million at December 31, 2000 and March 31, 2001 due to the absence of new loans.

         Total cash and investments increased approximately $2.9 million from $12.1 million at December 31, 2000 to $15.0 million at March 31, 2001, primarily due to the growth of our inforce business.

         Future policy benefits decreased approximately $2.2 million from $141.5 million at December 31, 2000 to $139.3 million at March 31, 2001. This increase was due to the growth of our inforce business.

         Policyholder deposits decreased approximately $1.1 million from $52.5 million at December 31, 2000 to $51.4 million at March 31, 2001. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies.

         Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company. These blocks of annuity policies were ceded in our reinsurance transactions in 2000.

         In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing and such financing may not be available on favorable terms or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective as of January 1, 2001, we entered into an agreement with National Cemetery Management Company, a subsidiary of National Heritage Enterprises, Inc., the majority shareholder of our company, pursuant to which National Cemetery Management Company will provide sales management, operational and administrative services to our company's cemetery operations for a monthly management fee equal to three percent (3%) of the aggregate net revenues of the cemetery operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

                  We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOREVER ENTERPRISES, INC.
                                (Registrant)


Dated:  May 22, 2001            By: /s/ Brent D. Cassity
                                    -------------------------------------------
                                    Brent D. Cassity, Chief Executive Officer



Dated:  May 22, 2001            By: /s/ J. Tyler Cassity
                                    -------------------------------------------
                                    J. Tyler Cassity, President



Dated:  May 22, 2001            By: /s/ Michael R. Butler
                                    -------------------------------------------
                                    Michael R. Butler, Chief Financial Officer

                                 EXHIBIT INDEX

Ex. No.                              Description
-------                              -----------

  10.1 Management Agreement, dated as of January 1, 2001, between Forever Enterprises, Inc. and National Cemetery Management Company.