Form 10-Q/A
period 2001-03-31
FOREVER ENTERPRISES INC
filed 2001-07-24
CIK 1059265

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q/A
                              (Amendment No. 1)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 2001
                               -------------------------------------------------



Commission file number                          001-14067
                       ---------------------------------------------------------


                             FOREVER ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               TEXAS                                  36-3427454
------------------------------------    ----------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                                 10 S. BRENTWOOD
                             CLAYTON, MISSOURI 63105
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 726-3371
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                   /X/ Yes / / No


                                                       Number of shares
          Title of class                        outstanding as of May 21, 2001
-----------------------------------          -----------------------------------
   Common stock, $0.01 par value                          6,933,924

                          FOREVER ENTERPRISES, INC.
                                 FORM 10-Q/A

                                    INDEX

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, as set forth in the pages attached hereto (see Note 8 to the unaudited consolidated financial statements).


                                                                                                               Page
                                                                                                               ----

PART I.           FINANCIAL INFORMATION...........................................................................3

     Item 1.      Financial Statements:...........................................................................3

                  Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2001 (As
                  Restated) and December 31, 2000.................................................................3

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months
                  Ended March 31, 2001 (As Restated) and 2000.....................................................5

                  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income (Unaudited) - Three Months Ended March 31, 2001 (As Restated) and 2000...................6

                  Condensed Consolidated Statements of Cash Flow (Unaudited) - Three Months
                  Ended March 31, 2001 (As Restated) and 2000.....................................................7

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

                  Cautionary Statement Regarding Forward-Looking Statements......................................14

                  Overview.......................................................................................14

                  Results of Operations..........................................................................16

                  Liquidity and Capital Resources................................................................19

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................22


PART II.          OTHER INFORMATION..............................................................................23

     Item 5.      Other Information..............................................................................23

     Item 6.      Exhibits and Reports on Form 8-K...............................................................23

SIGNATURES.......................................................................................................24

EXHIBIT INDEX....................................................................................................25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    ASSETS

                                                                            MARCH 31,            DECEMBER 31,
                                                                              2001                   2000
                                                                              ----                   ----
                                                                          (As restated,
                                                                           see Note 8)

Cash and cash equivalents                                                $   14,933,090         $  12,034,307
Investment securities                                                        76,446,492            76,803,743
Policyholder loans                                                            1,663,523             1,662,108
                                                                         --------------         -------------
         Total cash and investments                                          93,043,105            90,500,158
                                                                         --------------         -------------


Trade accounts receivable, net                                                4,361,062             4,224,968
Cemetery property, net                                                        3,349,430             3,357,341
Fixed assets, net                                                             6,052,776             6,135,482
Reinsurance receivable                                                       80,294,504            80,390,373
Inventories                                                                     306,281               304,114
Deferred charges, net                                                         1,370,791             1,363,737
Goodwill                                                                      2,232,233             2,258,028
Deferred tax assets                                                           4,263,975             5,164,040
Other assets                                                                 19,156,219            17,421,541
                                                                         --------------         -------------
         Total assets                                                    $  214,430,376         $ 211,119,782
                                                                         ==============         =============


(continued on next page)





FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           MARCH 31,               DECEMBER 31,
                                                                             2001                      2000
                                                                             ----                      ----
                                                                         (As restated,
                                                                          see Note 8)
LIABILITIES:

Policy liabilities:
     Future policy benefits                                              $ 141,513,290            $ 139,311,397
     Policyholder deposits                                                  51,423,157               52,461,853
Deferred preneed revenues                                                    4,918,601                4,696,391
Notes payable                                                                4,079,428                4,247,949
Other                                                                       10,133,963                9,889,048
                                                                         -------------            -------------
         Total liabilities                                                 212,068,439              210,606,638
                                                                         -------------            -------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
     none issued)                                                                  --                       --
Common stock ($.01 par value; 30,000,000
     shares authorized; 6,933,924 issued and outstanding)                       69,339                   69,339
Additional paid-in capital                                                  10,138,823               10,043,775
Retained earnings (accumulated deficit)                                     (5,558,957)              (5,840,802)
Accumulated other comprehensive loss                                        (2,287,268)              (3,759,168)
                                                                         -------------            -------------
     Total shareholders' equity                                              2,361,937                  513,144
                                                                         -------------            -------------

     Total liabilities and shareholders' equity                          $ 214,430,376            $ 211,119,782
                                                                         =============            =============



                                    The accompanying notes are an integral
                                       part of the unaudited condensed
                                      consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                  ----------------------------------------
                                                                       2001                       2000
                                                                       ----                       ----
                                                                  (As restated,
                                                                   see Note 8)

Premium income                                                    $   1,864,346              $  11,664,185
Net investment income and realized gains                              1,164,441                  3,447,567
Cemetery revenue                                                      1,820,100                  1,422,830
Commission and expense allowance                                      3,480,935                         --
Other revenue                                                                17                     88,828
                                                                  -------------              -------------
     Total revenues                                                   8,329,839                 16,623,410
Benefits incurred                                                     2,430,963                  6,064,670
Cost of cemetery revenues                                               427,284                    362,933
Selling, general and administrative expenses                          5,303,403                 11,692,278
Other income                                                            324,414                    158,142
Interest expense                                                       (127,081)                   (91,764)
                                                                  -------------              -------------
Income (loss) before income taxes                                       365,522                 (1,430,093)
Income tax expense (benefit)                                             83,677                   (376,739)
                                                                  -------------              -------------
Income (loss) before cumulative effect of accounting change             281,845                 (1,053,354)
Cumulative effect of $315,801, net of tax of $0                              --                   (315,801)
                                                                  -------------              -------------
     Net income (loss)                                            $     281,845              $  (1,369,155)
                                                                  =============              =============


Income (loss) per share before cumulative effect of accounting change:
     Basic                                                        $        0.04              $       (0.15)
     Diluted                                                               0.04                      (0.15)

Net income (loss) per share:
     Basic                                                        $        0.04              $       (0.20)
     Diluted                                                               0.04                      (0.20)

Weighted average shares outstanding:
     Basic                                                            6,933,924                  6,933,269
     Diluted                                                          7,402,598                  6,933,269



                                  The accompanying notes are an integral
                                     part of the unaudited condensed
                                    consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                          ACCUMULATED       RETAINED
                                                                        ADDITIONAL           OTHER          EARNINGS
                                                         COMMON           PAID-IN        COMPREHENSIVE    (ACCUMULATED
                                        TOTAL            STOCK            CAPITAL        INCOME (LOSS)       DEFICIT)
                                    -------------    -------------     -------------    --------------    -------------

Balance, December 31, 2000          $     513,144    $      69,339     $  10,043,775    $   (3,759,168)    $  (5,840,802)

Comprehensive income, net of tax:

       Net income (As restated,
         see Note 8)                      281,845                                                                281,845

       Change in unrealized losses
         on available-for-sale
         securities, net of tax
         expense of $731,455            1,471,900                                            1,471,900
                                    -------------

     Total comprehensive income         1,753,745
                                    -------------

       Fair value of stock options
         granted under stock
         options plans, net of
         applicable income tax
         benefit of $48,964                95,048                             95,048
                                    -------------    -------------     -------------    --------------     -------------
Balance, March 31, 2001
  (As Restated)                     $   2,361,937    $      69,339     $  10,138,823    $   (2,287,268)    $  (5,558,957)
                                    =============    =============     =============    ==============     =============

Balance, December 31, 1999          $   3,953,002    $      69,333     $   9,691,588    $   (8,506,402)    $   2,698,483

Comprehensive loss, net of tax:

       Net loss                        (1,369,155)                                                            (1,369,155)

       Change in unrealized losses
         on available-for-sale
         securities, net of tax
         benefit of $89,302              (175,128)                                            (175,128)
                                    -------------

     Total comprehensive loss          (1,544,283)
                                    -------------

       Effect of stock options
         granted under stock
         options plans, net of
         applicable income tax
         benefit of $22,728                44,118                             44,118

       Issuance of shares for
         stock options                        375                1               374

       Capital contributions              108,000                            108,000
                                    -------------    -------------     -------------    --------------     -------------

Balance, March 31, 2000             $   2,561,212    $      69,334     $   9,844,080    $   (8,681,530)    $   1,329,328
                                    =============    =============     =============    ==============     =============




                                         The accompanying notes are an integral
                                            part of the unaudited condensed
                                           consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           -------------------------------------
                                                                               2001                    2000
                                                                               ----                    ----
                                                                           (As restated,
                                                                            see Note 8)

CASH FLOWS FROM OPERATING ACTIVITIES
                  Net cash provided by operating activities                $    107,070            $      74,735
                                                                           ------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    17,803,438               11,419,007
     Cost of investments purchased                                          (15,045,452)             (12,597,019)
     Sale (purchase) of fixed assets                                           (136,600)                 287,481
     Acquisition of subsidiaries                                                     --                 (215,462)
     Increase in policyholder loans                                              (1,415)                 (99,177)
     Other, net                                                                      --                 (244,917)
                                                                           ------------            -------------
                  Net cash provided by (used in) investing activities         2,619,971               (1,450,087)
                                                                           ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                            --                      375
     Repayment of long-term debt                                               (168,521)              (1,803,247)
     Credit line proceeds                                                       340,263                       --
     Capital contributions                                                           --                  108,000
                                                                           ------------            -------------
                  Net cash provided by (used in) financing activities           171,742               (1,694,872)
                                                                           ------------            -------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         2,898,783               (3,070,224)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                     12,034,307               23,712,005
                                                                           ------------            -------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                         $ 14,933,090            $  20,641,781
                                                                           ============            =============

SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                                                     $         --            $     483,643
                                                                           ============            =============

     INTEREST PAID                                                         $     48,445            $      76,115
                                                                           ============            =============



                                         The accompanying notes are an integral
                                            part of the unaudited condensed
                                           consolidated financial statements.

                          FOREVER ENTERPRISES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. (the Company) and its direct and indirect wholly-owned subsidiaries. The Company's fifty-percent investment in Mount Washington Forever, L.L.C. is accounted for under the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

     Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed our revenue recognition policy, as follows: Cemetery interment right sales are recognized as revenue at the time the contract is signed, the cemetery property is developed and a minimum percentage of the purchase price has been collected. Sales of merchandise are recognized at the time the merchandise is delivered or been customized for the customer. Service fee revenues are recognized in the period the services are performed. We defer prearranged funeral and pre-need cemetery acquisition costs until the time revenue is recognized. The change in our accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 (net of a $-0- tax benefit), or $.04 per diluted share.

NOTE 2 -- NOTES PAYABLE

     As of March 31, 2001 and December 31, 2000, we had a note payable to Allegiant Bank in the amount of $2,072,403 and $2,086,424, respectively, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (8.0% per annum at March 31, 2001). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

     We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at March 31, 2001 and December 31, 2000. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

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

     We also have notes payable to companies owned by the previous investment partners in Hollywood Forever, Inc., in the amount of $1,969,216 and $2,105,881 at March 31, 2001 and December 31, 2000, respectively. These notes were incurred in connection with the purchase of the additional 45% of Hollywood Forever, Inc. on December 8, 1999. Payments of $48,723 are due monthly until the principal balance of the notes is paid in full. The interest rate on these notes is 8.5% per annum. Subsequent to the issuance of our unaudited consolidated financial statements for the three months ended March 31, 2001, notes payable to companies owned by the previous investment partners in Hollywood Forever, Inc., in the amount of $1,912,647 were settled in full for $1,653,988. Concurrent with the retirement of this debt, we entered into a note payable with National Prearranged Services, Inc. Payments of $19,633 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

     We have a loan agreement with a reinsurer whereby we may borrow varying amounts, which decline each year until the agreement expires in 2009. No amounts were outstanding under this agreement at March 31, 2001 and December 31, 2000. Advances to us in 2001 will be limited to no more than $12.5 million. Advances under this agreement bear interest at a rate equal to the five-year Treasury note plus 150 basis points (4.64% at March 31, 2001). We have pledged all of the capital stock of Memorial Service Life Insurance Company as security for any advances under this agreement.

NOTE 3 -- INVESTMENTS

     The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of March 31, 2001 were as follows:

                                                COST OR            GROSS            GROSS            ESTIMATED
                                               AMORTIZED        UNREALIZED       UNREALIZED            FAIR
                                                 COST              GAINS           LOSSES              VALUE
                                            --------------      -----------     -------------      -------------
Fixed maturity securities:
    Corporate bonds                         $   19,530,603      $    40,576     $  (1,276,945)     $  18,294,234
    Mortgage backed securities                  47,115,919          362,444        (1,653,116)        45,825,247
    U.S. government                             12,558,151          126,930          (741,420)        11,943,661
                                            --------------      -----------     -------------      -------------
      Total fixed maturity securities           79,204,673          529,950        (3,671,481)        76,063,142

Equity securities                                  707,377                -          (324,027)           383,350
                                            --------------      -----------     -------------      -------------
    Total                                   $   79,912,050      $   529,950     $  (3,995,508)     $  76,446,492
                                            ==============      ===========     =============      =============

NOTE 4 -- SEGMENT INFORMATION

     We conduct and manage our business through two segments, cemetery/ funeral operations and life insurance operations. The following tables summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2001

                                       CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------        ---------      ---------     ------------      -----

Revenues                             $  1,820,100    $  6,685,185    $     5,885    $  (181,331)  $   8,329,839

Net income (loss) before income
  taxes                                   216,714       1,094,893       (946,085)            --         365,522

Total assets at period-end             17,408,140     200,253,539      1,463,228     (4,694,531)    214,430,376


THREE MONTHS ENDED MARCH 31, 2000

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT      TOTAL
                                       --------        ---------       ---------    ------------      -----

Revenues                             $  1,422,830    $ 15,454,873    $     8,141    $  (262,434)  $  16,623,410

Net (loss) before income taxes           (265,104)       (197,084)      (938,323)       (29,582)     (1,430,093)

Total assets at period-end             18,092,970     192,587,431      1,421,938     (4,726,865)    207,375,474

NOTE 5 -- RELATED PARTY TRANSACTIONS

     Effective as of January 1, 2001, we entered into an agreement with National Cemetery Management Company, a subsidiary of National Heritage Enterprises, Inc. (NHE), the majority shareholder of our company, pursuant to which National Cemetery Management Company provided sales management, operational and administrative services to our company's cemetery operations for a monthly management fee equal to 3% of the aggregate net revenues of the cemetery operations. Subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2001, the management agreement with National Cemetery Management Company was rescinded retroactive to January 1, 2001 (see Note 8 to the unaudited consolidated financial statements).

     We provide administrative and other services to related parties. Management fees charged to related parties, which have been recorded as Other Income, were $249,000 for the quarter ended March 31, 2001. These fees reflect our best estimate of actual costs incurred.

     Net amounts receivable from NPS and NPS Agency at March 31, 2001 and December 31, 2000, were $2,823,074 and $2,735,580, respectively. Amounts payable to NHE and its affiliates at March 31, 2001 and December 31, 2000 were $3,583,290 and $2,579,170, respectively.

NOTE 6 -- NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 has had no effect on our financial position, results of operations or cash flows.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company (LMLIC) and Memorial Service Life Insurance Company (MSLIC), as modified by Texas increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.

NOTE 7 -- INCOME (LOSS) PER SHARE OF STOCK

     Income (loss) per share of stock is computed using the weighted average number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the weighted average number of common shares outstanding and dilutive potential common shares (primarily outstanding stock options). Weighted average shares of common stock and dilutive potential common shares used in the calculation of basic and diluted income (loss) per share are summarized as follows:

                                                                           FIRST QUARTER ENDED
                                                                           -------------------
                                                                MARCH 31, 2001              MARCH 31, 2000
                                                                --------------              --------------

Weighted average shares outstanding (basic EPS)                    6,933,924                   6,933,269

Dilutive potential common shares                                     468,674                           -

Weighted average shares outstanding and                            7,402,598                   6,933,269
   dilutive potential common shares (diluted EPS)

Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of a company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the period ended March 31, 2000, potential common shares of 320,803 were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.

NOTE 8 -- RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2001, management determined that the management agreement with National Cemetery Management Company should be rescinded to more accurately reflect full allocation of the costs of services provided to us by National Cemetery Management. The agreement was rescinded retroactive to January 1, 2001 and we have restated our financial statements for the three months ended March 31, 2001.

     We have restated our expenses to reflect our operating expenses incurred, including the costs associated with services provided to related parties. Amounts have been charged back to those entities through management fees. The effect of the restatement was to increase Selling, General and Administrative expenses and Interest Expense by approximately $494,000 and $111,000, respectively, which was partially offset by the management fees charged to the related entities (see Note 5).

     In addition, certain other adjustments/reclassifications were made as a result of account reconciliations being completed subsequent to the original filing. Such adjustments/reclassifications resulted in a decrease of Cash and Cash Equivalents, Trade Accounts Receivable and Reinsurance Receivable of approximately $49,000, $386,000 and $679,000, respectively, and a decrease in Other Liabilities of approximately $93,000. Such adjustments/ reclassifications also resulted in a decrease in Premium Income of approximately $679,000. The net effect on income taxes was an increase in Deferred Tax Assets and a decrease in Income Tax Expense of approximately $231,000.

A summary of the significant effects of the restatement is as follows:

                                                                           As Previously                 As
                                                                             Reported                 Restated

As of March 31, 2001:
     Cash and cash equivalents                                              14,981,828               14,933,090
     Trade accounts receivable, net                                          4,746,755                4,361,062
     Reinsurance receivable                                                 80,973,512               80,294,504
     Deferred tax assets, net                                                4,033,112                4,263,975
     Other liabilities                                                      10,227,230               10,133,963
     Retained earnings (accumulated deficit)                                (4,754,848)              (5,558,957)
     Shareholders' equity                                                    3,166,046                2,361,937

For the three months ended March 31, 2001:
     Premium income                                                          2,543,354                1,864,346
     Selling, general and administrative                                     4,809,267                5,303,403
     Other income                                                               75,328                  324,414
     Interest expense                                                           16,166                  127,081
     Income before income taxes                                              1,400,494                  365,522
     Income tax expense                                                        314,540                   83,677
     Net income                                                              1,085,954                  281,845
     Net income per share - basic                                                $0.16                    $0.04
     Net income per share - diluted                                              $0.15                    $0.04

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

RESTATEMENT

     As discussed in Note 8 to the unaudited consolidated financial statements, subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2001, management has restated the financial statements for that period. The following discussion and analysis gives effect to the restatement.

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

     In March 2000, we completed the acquisition of Forever Network, Inc. (formerly known as Forever Enterprises, Inc.). Forever Network, Inc. directly and through its subsidiaries, Mason Securities Association, Inc., Forever Memorial, Inc., Hollywood Forever, Inc., Dartmont Investment, Inc. and Mount Washington Forever, Inc., owns and operates funeral homes and cemetery properties and sells, archives and displays digital interactive life stories viewed at grave sites and on the Internet at WWW.FOREVERNETWORK.COM. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site. In connection with the acquisition, we issued 2.4 million shares of our common stock in exchange for all of the outstanding capital stock of Forever Network, Inc. The acquisition was accounted for in a manner similar to the pooling-of-interests method of accounting. Upon completion of the transaction, we changed our corporate name from Lincoln Heritage Corporation to Forever Enterprises, Inc.

     Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services, Inc. is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

     In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation ("ERC") whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010 subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $74.7 million of the reinsurance receivable as of March 31, 2001 is related to the agreement with Employers Reassurance Corporation.

     In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. We segregated funds of approximately $61.2 million in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. These coinsurance agreements do not relieve us from our obligations to our policyholders and accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of March 31, 2001 was approximately $1.9 million. Approximately $5.6 million of the reinsurance receivable as of March 31, 2001 is related to the agreements with NAL.

     We believe that these arrangements with Employers Reassurance Corporation and North America Life Insurance Company of Texas will allow us to shift our focus from the insurance operations to the cemetery operations of our company.

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

     We will seek to increase the number of quality cemetery/funeral home combination projects we own and operate and to expand our Forever network of families with digital biographies. Our plan is to acquire properties in major metropolitan areas to allow us to advertise and market the Forever programs to large populations. The properties need to have enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The properties could possibly be distressed in some way. We believe those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our biography services to existing client family members, thus expanding our market potential. Properties also may be in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major areas should also allow us to quickly develop our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise over the forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress and the prices for properties are dropping to what we believe are very reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

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

         Our financial highlights were as follows:

                                                                             THREE MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                                                     MARCH 31,
                                                                  ----------------------------------------
                                                                       2001                       2000
                                                                       ----                       ----

Premium income                                                    $   1,864,346              $  11,664,185
Net investment income and realized gains                              1,164,441                  3,447,567
Cemetery revenue                                                      1,820,100                  1,422,830
Commission and expense allowance                                      3,480,935                         --
Other revenue                                                                17                     88,828
                                                                  -------------              -------------
     Total revenues                                                   8,329,839                 16,623,410
Benefits incurred                                                     2,430,963                  6,064,670
Cost of cemetery revenues                                               427,284                    362,933
Selling, general and administrative expenses                          5,303,403                 11,692,278
Other income                                                            324,414                    158,142
Interest expense                                                       (127,081)                   (91,764)
                                                                  -------------              -------------
     Income (loss) before income taxes                                  365,522                 (1,430,093)
Income tax expense (benefit)                                             83,677                   (376,739)
                                                                  -------------              -------------
     Income (loss) before cumulative effect                             281,845                 (1,053,354)
Cumulative effect                                                           --                    (315,801)
                                                                  ------------               -------------
     Net income (loss)                                            $     281,845              $  (1,369,155)
                                                                  =============              =============


Income (loss) per share before cumulative effect
     Basic                                                        $        0.04              $       (0.15)
     Diluted                                                               0.04                      (0.15)

Income (loss) per share after cumulative effect
     Basic                                                        $        0.04              $       (0.20)
     Diluted                                                               0.04                      (0.20)


                                                                  MARCH 31, 2001           DECEMBER 31, 2000
                                                                  --------------           -----------------
BALANCE SHEET DATA:

Trade accounts receivable, net                                    $   4,361,062              $   4,224,968
Cemetery property, net                                                3,349,430                  3,357,341
Total assets                                                        214,430,376                211,119,782
Total policy liabilities                                            192,936,447                191,773,250
Shareholders' equity                                                  2,361,937                    513,144


     We conduct and manage our business through two segments, cemetery/ funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2001

                                       CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------        ---------      ---------     ------------      -----

Revenues                             $  1,820,100    $  6,685,185    $     5,885    $  (181,331)  $   8,329,839

Net income (loss) before income
  taxes                                   216,714       1,094,893       (946,085)            --         365,522

Total assets at period-end             17,408,140     200,253,539      1,463,228     (4,694,531)    214,430,376






THREE MONTHS ENDED MARCH 31, 2000

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT      TOTAL
                                       --------        ---------       ---------    ------------      -----

Revenues                             $  1,422,830    $ 15,454,873    $     8,141    $  (262,434)  $  16,623,410

Net income (loss) before income
  taxes                                  (265,104)       (197,084)      (938,323)       (29,582)     (1,430,093)

Total assets at period-end             18,092,970     192,587,431      1,421,938     (4,726,865)    207,375,474


     Cemetery Operations. Cemetery revenues increased approximately $397,000, or 27.9%, in the three-month period ended March 31, 2001 compared to the quarter ended March 31, 2000. Sales for the first quarter of 2001 at each location increased compared to the first quarter of 2000 due to more effective marketing and increased sales of certain cemetery and memorialization products and services.

     Cost of sales increased $64,000, or 17.7%, from $363,000 in the quarter ended March 31, 2000 to $427,000 in the quarter ended March 31, 2001 due to increased cemetery sales. Cost of sales as a percentage of revenues decreased to 23.5% for the three months ended March 31, 2001 compared to 25.5% for the three months ended March 31, 2000 due to a more favorable product and service mix sold.

     Selling, general and administrative expenses decreased $183,000, or 13.1%, from $1.4 million in the quarter ended March 31, 2000 to $1.22 million, in the quarter ended March 31, 2001 due to cost reduction efforts and improved operating efficiencies which required fewer resources. As a percentage of revenues, selling, general and administrative costs decreased to 66.8% in the quarter ended March 31, 2001 from 98.3% in the quarter ended March 31, 2000 due to the higher revenues generated, improved operating efficiencies and cost reductions in overhead expenses.

     Income before income taxes increased from a loss of $265,000 in the quarter ended March 31, 2000 to income of $217,000 in the quarter ended March 31, 2001. Operating income as a percentage of revenues improved to 11.9% in the quarter ended March 31, 2001 from a loss of 18.6% in the quarter ended March 31, 2000 due primarily to the absence of expenses now recognized as corporate expenses.

     Total assets decreased slightly from $18.1 million in the first quarter of 2000 to $17.4 million in the first quarter of 2001.

     Investment in Mount Washington Forever, LLC. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever, LLC, and is responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever, LLC are summarized in the table below.

                                                                    THREE MONTHS ENDED
                                                     ---------------------------------------------
                                                       MARCH 31, 2001             MARCH 31, 2000
                                                     ------------------         ------------------

Revenues                                                 $ 655,405                 $  248,719
Cost of goods sold                                         181,217                     88,340
Selling, general and administrative expenses               543,327                    329,716
Income (loss) from operations                              (69,139)                  (169,337)

     Insurance Operations. Insurance revenues decreased approximately $8.8 million, or 56.7%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was primarily attributable to the reinsurance of significant blocks of our life insurance policies in December 2000.

     Our premium income decreased approximately $9.7 million, or 83.3%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was attributable to the reinsurance of significant blocks of our life insurance policies. Insurance premiums may continue to contribute significantly to future revenues due to potential future experience ratings refunds expected from the reinsurer (approximately $609,000 for the three months ended March 31, 2001).

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

     Operating income increased $1.3 million from a loss of $200,000 at March 31, 2000 to income of $1.1 million at March 31, 2001. Operating income as a percentage of revenues improved to 16.4% in the quarter ended March 31, 2001 from a loss of 1.3% in the quarter ended March 31, 2000 due primarily to the reinsurance agreements.

     Total assets increased $7.7 million from $192.6 million at March 31, 2000 to $200.3 million at March 31, 2001 due primarily to an increase in our inforce business.

     Corporate. Operating losses increased $8,000, or 0.8%, in the three-month period ended March 31, 2001 compared to the three months ended March 31, 2000 due to increased overhead expenses.

     Consolidated. Operating income for the quarter ended March 31, 2001 increased $1.8 million, or 126%, compared to the first quarter of 2000. Net income per basic share increased to $0.04 per share for the first quarter of 2001 compared to a loss of $0.15 per share for the first quarter of 2000. The increase in operating income for the first quarter of 2001 compared to the first quarter of 2000 was due to increased revenues from our cemetery and insurance operations and cost reductions in overhead expenses.

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

     We have been investing capital to fund the development and enhancement of our Internet/technology business plan and our website www.forevernetwork.com. The Internet/technology operations are currently running a cash shortfall and may require additional investment capital for a period of time until revenues can be built to levels necessary to produce positive cash flow. Margins are expected to be high and overhead relatively low once Internet and other program sales volumes achieve targeted levels.

     On October 12, 2000 we entered into a letter of intent to purchase a group of ten cemetery properties in two large mid-western metropolitan areas. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity financing. We are in the closing stages of due diligence. If due diligence proves favorable, then closing is expected to occur during August 2001.

     Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States of America. Approximately $380,000 is currently available for transfer to the parent company by dividend, loan, or advance; however, no such dividend, loan or advance has been declared.

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

     In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time. That financing may not be available on favorable terms or at all and we could be required to curtail certain proposed activities.

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

     Total cash and cash equivalents increased approximately $2.9 million from $12.0 million at December 31, 2000 to $14.9 million at March 31, 2001, primarily due to the growth of our inforce business.

     Future policy benefits increased approximately $2.2 million from $139.3 million at December 31, 2000 to $141.5 million at March 31, 2001. This increase was due to the growth of our inforce business.

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

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 has had no effect on our financial position, results of operations or cash flows.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company (LMLIC) and Memorial Service Life Insurance Company (MSLIC), as modified by Texas increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     As previously reported in the Form 8-K filed on June 13, 2001, we expected to make certain adjustments to the financial results previously reported by the Company in the Quarterly Report on Form 10-Q (the "Quarterly Report"). Such adjustments were anticipated to result in a reduction to net income of approximately $200,000 for the quarter ended March 31, 2001. Actual adjustments made by us approximated $804,000 due to additional adjustments resulting from the completion of certain account reconciliations subsequent to the original filing of the Quarterly Report (see Note 8).


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

                               FOREVER ENTERPRISES, INC.
                               (Registrant)


Dated:  July 23, 2001          By:  /s/ Brent D. Cassity
                                    --------------------------------------------
                                    Brent D. Cassity, Chief Executive Officer



Dated:  July 23, 2001          By:  /s/ J. Tyler Cassity
                                    --------------------------------------------
                                    J. Tyler Cassity, President



Dated:  July 23, 2001          By:  /s/ Michael R. Butler
                                    --------------------------------------------
                                    Michael R. Butler, Chief Financial Officer

                                EXHIBIT INDEX


  Ex. No.                                Description
  -------                                -----------

   10.1 Management Agreement, dated as of January 1, 2001, between Forever Enterprises, Inc. and National Cemetery Management Company, filed as Exhibit 10.1 to Forever Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

   10.2 Agreement, dated as of January 1, 2001, between Forever Enterprises, Inc. and National Cemetery Management Company, is filed herewith.