Form 10-Q
period 2001-06-30
FOREVER ENTERPRISES INC
filed 2001-08-14
CIK 1059265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 2001
                               ------------------------------------------------



Commission file number                        001-14067
                       --------------------------------------------------------


                            FOREVER ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               TEXAS                                 36-3427454
------------------------------------     ------------------------------------
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


                                                 Number of shares
        Title of class                  outstanding as of August 13, 2001
--------------------------------       -----------------------------------
 Common stock, $0.01 par value                      6,934,434

                            FOREVER ENTERPRISES, INC.
                                    FORM 10-Q

                                       INDEX

                                                                               Page
                                                                               ----


PART I.     FINANCIAL INFORMATION.................................................3

   Item 1.  Financial Statements:.................................................3

            Condensed Consolidated Balance Sheets (Unaudited) -
            June 30, 2001 and December 31, 2000...................................3

            Condensed Consolidated Statements of Operations (Unaudited) -
            Three Months and Six Months Ended June 30, 2001 and 2000..............5

            Condensed Consolidated Statements of Cash Flow
            (Unaudited) - Six Months Ended June 30, 2001 and 2000.................6

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................12

            Cautionary Statement Regarding Forward-Looking Statements............12

            Overview.............................................................12

            Results of Operations................................................14

            Liquidity and Capital Resources......................................18

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk............21


PART II.    OTHER INFORMATION....................................................22

   Item 4.  Submission of Matters to a Vote of Security Holders..................22

   Item 6.  Exhibits and Reports on Form 8-K.....................................23

SIGNATURES.......................................................................24

EXHIBIT INDEX....................................................................25

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                      ASSETS

                                                     JUNE 30,         DECEMBER 31,
                                                       2001               2000
                                                       ----               ----

Cash and cash equivalents                          $ 10,137,059       $ 12,034,307
Investment securities                                78,728,974         76,803,743
Policyholder loans                                    1,683,145          1,662,108
                                                   ------------       ------------
     Total cash and investments                      90,549,178         90,500,158
                                                   ------------       ------------


Trade accounts receivable, net                        4,726,198          4,224,968
Cemetery property, net                                3,277,034          3,357,341
Fixed assets, net                                     6,056,491          6,135,482
Reinsurance receivable                               85,415,734         80,390,373
Inventories                                             289,460            304,114
Deferred charges, net                                 1,359,556          1,363,737
Goodwill                                              2,211,492          2,258,028
Deferred tax assets                                   4,210,407          5,164,040
Other assets                                         19,048,874         17,421,541
                                                   ------------       ------------
     Total assets                                  $217,144,424       $211,119,782
                                                   ============       ============

(continued on next page)



FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       JUNE 30,       DECEMBER 31,
                                                         2001             2000
                                                     ------------     ------------

LIABILITIES:

Policy liabilities:
     Future policy benefits                          $143,848,683     $139,311,397
     Policyholder deposits                             50,139,555       52,461,853
Deferred preneed revenues                               5,030,237        4,696,391
Notes payable                                           3,712,370        4,247,949
Other liabilities                                      11,115,545        9,889,048
                                                     ------------     ------------
        Total liabilities                             213,846,390      210,606,638
                                                     ------------     ------------

SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value;
     1,000,000 shares authorized; none issued)                 --               --
Common stock ($.01 par value; 30,000,000
     shares authorized; 6,933,924 issued
     and outstanding)                                      69,339           69,339
Additional paid-in capital                             10,383,434       10,043,775
Accumulated deficit                                    (5,422,817)      (5,840,802)
Accumulated other comprehensive loss                   (1,731,922)      (3,759,168)
                                                     ------------     ------------
     Total shareholders' equity                         3,298,034          513,144
                                                     ------------     ------------

     Total liabilities and shareholders' equity      $217,144,424     $211,119,782
                                                     ============     ============




                     The accompanying notes are an integral
                         part of the unaudited condensed
                       consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                                 -------                             -------
                                                         2001               2000              2001              2000
                                                         ----               ----              ----              ----
Premium income                                       $   1,639,668     $  12,376,121     $   3,504,014     $  24,040,306
Net investment income
  and realized gains                                       353,958         3,384,321         1,518,399         6,831,888
Cemetery revenue                                         2,071,685         1,570,488         3,891,785         2,993,318
Commission and expense allowances                        3,505,799                --         6,986,734                --
Other revenue                                                1,177           149,910             1,194           238,738
                                                     -------------     -------------     -------------     -------------
  Total revenues                                         7,572,287        17,480,840        15,902,126        34,104,250
                                                     -------------     -------------     -------------     -------------
Benefits incurred                                        2,156,345         6,486,541         4,587,308        12,551,211
Cost of cemetery revenue                                   589,500           482,852         1,016,784           845,785
Selling, general and administrative                      5,196,644        10,946,437        10,500,047        22,638,715
Other income                                               300,060           312,277           624,474           470,419
Interest expense                                           (60,163)         (116,980)         (187,244)         (208,744)
                                                     -------------     -------------     -------------     -------------
  Income (loss) before income taxes                       (130,305)         (239,693)          235,217        (1,669,786)
Income tax expense (benefit)                                (7,786)          (50,424)           75,891          (427,163)
                                                     -------------     -------------     -------------     -------------
  Income (loss) before extraordinary
    item and cumulative effect                            (122,519)         (189,269)          159,326        (1,242,623)
Extraordinary item, net of tax                             258,659                --           258,659                --
Cumulative effect of accounting
    change, net of tax                                          --                --                --          (315,801)
                                                     -------------     -------------     -------------     -------------
  Net income (loss)                                  $     136,140     $    (189,269)    $     417,985     $  (1,558,424)
                                                     =============     =============     =============     =============


Income (loss) per share before extraordinary item
  and cumulative effect of accounting change
        Basic                                        $       (0.02)    $       (0.03)    $        0.02     $       (0.18)
        Diluted                                              (0.02)            (0.03)             0.02             (0.18)

Income (loss) per share
        Basic                                        $        0.02     $       (0.03)    $        0.06     $       (0.22)
        Diluted                                               0.02             (0.03)             0.06             (0.22)

Weighted average shares outstanding
        Basic                                            6,933,924         6,933,360         6,933,924         6,933,313
        Diluted                                          7,390,096         7,085,034         7,390,096         7,084,987



                     The accompanying notes are an integral
                         part of the unaudited condensed
                       consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              ---------------------------------
                                                                                   2001               2000
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
           Net cash provided by (used in) operating activities                $   (3,519,793)    $    3,004,253
                                                                              --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments         25,071,042         28,493,420
     Cost of investments purchased                                               (23,826,495)       (29,346,854)
     Purchase of fixed assets                                                       (324,196)          (459,371)
     Acquisition of subsidiaries                                                          --         (1,855,496)
     Increase in investment in unconsolidated subsidiaries                                --           (227,158)
     Increase in policyholder loans                                                  (21,037)        (1,055,338)
     Other, net                                                                      202,875            361,041
                                                                              --------------     --------------
           Net cash provided by (used in) investing activities                     1,102,189         (4,089,756)
                                                                              --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                                 --                375
     Proceeds from long-term debt                                                  1,653,988                 --
     Repayment of long-term debt                                                  (1,930,908)        (1,872,126)
     Credit line proceeds                                                            797,276                 --
     Capital contributions                                                                --            108,000
                                                                              --------------     --------------
           Net cash provided by (used in) financing activities                       520,356         (1,763,751)
                                                                              --------------     --------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                             (1,897,248)        (2,849,254)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                          12,034,307         23,712,005
                                                                              --------------     --------------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                            $   10,137,059     $   20,862,751
                                                                              ==============     ==============
SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                                                        $           --     $      681,485
                                                                              ==============     ==============

     INTEREST PAID                                                            $      181,472     $      208,744
                                                                              ==============     ==============



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

     The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE 2 -- NOTES PAYABLE

     As of June 30, 2001 and December 31, 2000, we had a note payable to Allegiant Bank in the amount of $2,058,382 and $2,086,424, respectively, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (6.75% per annum at June 30, 2001). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

     We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at June 30, 2001 and December 31, 2000. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

     We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2002. Interest is due monthly on the unpaid balance equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (3.73% per annum at June 30, 2001) as published in The Wall Street Journal. The balance outstanding was $797,276 at June 30, 2001.

     Notes payable to companies owned by the previous investment partners in Hollywood Forever, Inc., in the amount of $1,912,647 were settled in full for $1,653,988 on June 5, 2001 resulting in an extraordinary gain of $258,659 ($.04 per basic and diluted share). These notes were incurred in connection with the purchase of the additional 45% of Hollywood Forever, Inc. on December 8, 1999. Concurrent with the retirement of this debt, we entered into a note payable with National Prearranged Services, Inc. ("NPS"), an affiliated entity. The balance of this note was $1,653,988 as of June 30, 2001. Payments of $19,633 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

     We have a loan agreement with a reinsurer whereby we may borrow varying amounts, which decline each year until the agreement expires in 2009. No amounts were outstanding under this agreement at June 30, 2001 and December 31, 2000. Advances under this agreement bear interest at a rate equal to the five-year Treasury note plus 150 basis points (4.97% at June 30, 2001). We have pledged all of the capital stock of Memorial Service Life Insurance Company as security for any advances under this agreement.

NOTE 3 -- INVESTMENTS

     The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of June 30, 2001 were as follows:

                                           COST OR             GROSS             GROSS             ESTIMATED
                                          AMORTIZED         UNREALIZED         UNREALIZED             FAIR
                                            COST              GAINS             LOSSES               VALUE
                                        -------------      ------------      -------------       -------------
Fixed maturity securities:
  Corporate bonds                       $  24,178,303      $     98,845      $  (1,279,864)      $  22,997,284
  Mortgage backed securities               43,783,785           876,308         (1,058,389)         43,601,704
  U.S. government                          12,248,026            94,376         (1,062,166)         11,280,236
                                        -------------      ------------      -------------       -------------
   Total fixed maturity securities         80,210,114         1,069,529         (3,400,419)         77,879,224

Equity securities                           1,142,984            50,862           (344,096)            849,750
                                        -------------      ------------      -------------       -------------
  Total                                 $  81,353,098      $  1,120,391      $  (3,744,515)      $  78,728,974
                                        =============      ============      =============       =============

NOTE 4 -- SEGMENT INFORMATION

     We conduct and manage our business through two segments, cemetery/ funeral operations and life insurance operations. The following tables summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

SIX MONTHS ENDED JUNE 30, 2001

                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  3,891,785       $ 12,404,886      $     6,900       $  (401,445)      $  15,902,126

Net income (loss) before income taxes           451,783          1,185,043       (1,401,609)               --             235,217

Total assets at period-end                   13,060,341        202,528,523        6,284,126        (4,728,566)        217,144,424

THREE MONTHS ENDED JUNE 30, 2001

                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  2,071,685       $  5,719,701      $     1,015       $  (220,114)      $   7,572,287

Net income (loss) before income taxes           235,069             90,150         (455,524)               --            (130,305)


SIX MONTHS ENDED JUNE 30, 2000
                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  2,993,318       $ 31,533,705      $    14,985       $  (437,758)      $  34,104,250

Net income (loss) before income taxes          (668,535)           587,855       (1,507,167)          (81,939)         (1,669,786)

Total assets at period-end                   18,365,781        196,459,747        1,440,117        (4,706,524)        211,559,121

THREE MONTHS ENDED JUNE 30, 2000

                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  1,570,488       $ 16,078,832      $     6,844       $  (175,324)      $  17,480,840

Net income (loss) before income taxes          (403,431)           784,939         (568,844)          (52,357)           (239,693)


NOTE 5 -- RELATED PARTY TRANSACTIONS

     We provide administrative and other services to related parties. Management fees charged to related parties, which have been recorded as "Other income" on our consolidated statements of operations, were $211,000 and $460,000 for the three and six months ended June 30, 2001. These fees reflect an allocation based on actual costs incurred.

     Net amounts receivable from National Prearranged Services, Inc. and National Prearranged Services Agency, Inc., which are included in "Other assets" on our consolidated balance sheets, were $2,897,834 and $2,735,580 as of June 30, 2001 and December 31, 2000, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Other liabilities" on our consolidated balance sheets, were $2,827,180 and $2,579,170 as of June 30, 2001 and December 31, 2000, respectively. Notes payable to National Prearranged Services, Inc., which is included in "Notes payable" on our consolidated balance sheets, were $1,653,988 and $0 as of June 30, 2001 and December 31, 2000 (see Note 2 above).


NOTE 6 -- NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not determined the impact of SFAS 142 on our financial position and results of operations.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company ("LMLIC") and Memorial Service Life Insurance Company ("MSLIC"), as modified by Texas increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.


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

                                                            FOR QUARTER ENDED
                                                            -----------------
                                                      JUNE 30, 2001     JUNE 30, 2000
                                                      -------------     -------------
Weighted average shares outstanding (basic EPS)         6,933,924          6,933,313

Dilutive potential common shares                          456,172                  -

Weighted average shares outstanding and                 7,390,096          6,933,313
   dilutive potential common shares (diluted EPS)

     Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of a company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the period ended June 30, 2000, potential common shares of 151,671 were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.


NOTE 8 -- SUBSEQUENT EVENTS

     On July 18, 2001, we borrowed $13.6 million from Employers Reassurance Corporation ("ERC") pursuant to the terms of the reinsurance agreement with ERC. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (4.97% at June 30, 2001). We have pledged all of the capital stock of Memorial Service Life Insurance Company as security against this loan.

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

     The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (2) our ability to achieve anticipated levels of operational efficiencies for recently acquired companies or properties, as well as through other cost-saving initiatives; (3) mortality, morbidity, and other factors which may affect the profitability of our insurance products;
(4) changes in the federal income tax laws and regulations which may affect the cost of or demand for our products; (5) increasing competition in the sale of our products; (6) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products; (7) the availability and terms of future acquisitions, if any; and (8) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

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

     In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation ("ERC") whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010 subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $76.8 million of the reinsurance receivable as of June 30, 2001 is related to the agreement with Employers Reassurance Corporation.

     In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. We have segregated funds of approximately $56.8 million in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of June 30, 2001 was approximately $1.9 million. Approximately $8.3 million of the reinsurance receivable as of June 30, 2001 is related to the agreements with NAL.

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

     We will seek to increase the number of quality cemetery/funeral home combination projects we own and operate and to expand our Forever network of families with digital biographies. Our plan is to acquire properties in major metropolitan areas to allow us to advertise and market the Forever programs to large populations. The properties need to have enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The properties could possibly be distressed in some way. We believe those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our biography services to existing client family members, thus expanding our market potential. Properties also may be in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major areas should also allow us to quickly develop our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise over the forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress and the prices for properties are decreasing to what we believe are very reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

     We believe we are well positioned to enhance the profitability of the businesses and properties we acquire. With respect to our cemetery/funeral home operations, we believe we can apply tested and proven marketing techniques to produce significant revenue and market share growth. Efficient property operations management should allow for greatly enhanced profitability on newly acquired properties. Demographic trends and the growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the world wide web should provide the platform for successful results for our Internet strategy.

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

     Our financial highlights were as follows:

                                                                    SIX MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                                           JUNE 31,
                                                           ---------------------------------
                                                                2001                2000
                                                                ----                ----
Premium income                                             $   3,504,014       $  24,040,306
Net investment income and realized gains                       1,518,399           6,831,888
Cemetery revenue                                               3,891,785           2,993,318
Commission and expense allowances                              6,986,734                  --
Other revenue                                                      1,194             238,738
                                                           -------------       -------------
   Total revenues                                             15,902,126          34,104,250
Benefits incurred                                              4,587,308          12,551,211
Cost of cemetery revenues                                      1,016,784             845,785
Selling, general and administrative expenses                  10,500,047          22,638,715
Other income                                                     624,474             470,419
Interest expense                                                (187,244)           (208,744)
                                                           -------------       -------------
   Income (loss) before income taxes                             235,217          (1,669,786)
Income tax expense (benefit)                                      75,891            (427,163)
                                                           -------------       -------------
   Income (loss) before extraordinary item                       159,326          (1,242,623)
     and cumulative effect of accounting change
Extraordinary item                                               258,659                  --
Cumulative effect of accounting change                                --            (315,801)
                                                           -------------       -------------
   Net income (loss)                                       $     417,985       $  (1,558,424)
                                                           =============       =============



Income (loss) per share before extraordinary item and
  cumulative effect
   Basic                                                   $        0.02       $       (0.18)
   Diluted                                                          0.02               (0.18)

Income (loss) per share after cumulative effect
   Basic                                                   $        0.06       $       (0.22)
   Diluted                                                          0.06               (0.22)


                                                           JUNE 30, 2001     DECEMBER 31, 2000
                                                           -------------     -----------------
BALANCE SHEET DATA:

Trade accounts receivable, net                             $   4,726,198       $   4,224,968
Cemetery property, net                                         3,277,034           3,357,341
Total assets                                                 217,144,424         211,119,782
Total policy liabilities                                     193,988,238         191,773,250
Shareholders' equity                                           3,298,034             513,144

     We conduct and manage our business through two segments, cemetery/ funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

SIX MONTHS ENDED JUNE 30, 2001

                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  3,891,785       $ 12,404,886      $     6,900       $  (401,445)      $  15,902,126

Net income (loss) before income taxes           451,783          1,185,043       (1,401,609)               --             235,217

Total assets at period-end                   13,060,341        202,528,523        6,284,126        (4,728,566)        217,144,424

THREE MONTHS ENDED JUNE 30, 2001

                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  2,071,685       $  5,719,701      $     1,015       $  (220,114)      $   7,572,287

Net income (loss) before income taxes           235,069             90,150         (455,524)               --            (130,305)


SIX MONTHS ENDED JUNE 30, 2001
                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  2,993,318       $ 31,533,705      $    14,985       $  (437,758)      $  34,104,250

Net income (loss) before income taxes          (668,535)           587,855       (1,507,167)          (81,939)         (1,669,786)

Total assets at period-end                   18,365,781        196,459,747        1,440,117        (4,706,524)        211,559,121

THREE MONTHS ENDED JUNE 30, 2000

                                             CEMETERY          INSURANCE         CORPORATE        INTERSEGMENT          TOTAL
                                             --------          ---------         ---------        ------------          -----

Revenues                                   $  1,570,488       $ 16,078,832      $     6,844       $  (175,324)      $  17,480,840

Net income (loss) before income taxes          (403,431)           784,939         (568,844)          (52,357)           (239,693)

     Cemetery Operations. Cemetery revenues increased approximately $501,000 and $898,000, or 31.9% and 30.0%, in the three-month and six-month periods ended June 30, 2001, respectively, compared to the corresponding periods of 2000. Sales for the first six months of 2001 at each location increased compared to the same period of 2000 due to more effective marketing and increased sales of certain cemetery and memorialization products and services. The increase also was due to the positive effect of deferred revenue being recognized on installment contracts as they are paid in full and merchandise is delivered.

     Cost of sales increased $107,000 and $171,000, or 22.1% and 20.2%, from $483,000 and $846,000 in the three and six months ended June 30, 2000, respectively, to $590,000 and $1.0 million in the corresponding periods of 2001 due to increased cemetery sales. Cost of sales as a percentage of revenues decreased to 28.5% and 26.1% for the three and six months ended June 30, 2001, respectively, compared to 30.7% and 28.3% for the three and six months ended June 30, 2000, respectively.

     Selling, general and administrative expenses decreased $388,000 and $571,000, or 23.2% and 18.6%, from $1.67 million and $3.07 million in the three and six months ended June 30, 2000, respectively, to $1.28 million and $2.50 million, in the corresponding periods of 2001 due to cost reduction efforts and improved operating efficiencies which required fewer resources. As a percentage of revenues, selling, general and administrative costs decreased to 62.0% and 64.3% in the three and six months ended June 30, 2001, respectively, from 106.6% and 102.6% in the three and six months ended June 30, 2000, respectively, due to the higher revenues generated, improved operating efficiencies and cost reductions in overhead expenses.

     Income (loss) before income taxes increased from a loss of $403,000 and $669,000 in the three and six months ended June 30, 2000, respectively, to income of $235,000 and 452,000 in the corresponding periods of 2001. Operating income as a percentage of revenues improved to 11.3% and 11.6% in the three and six months ended June 30, 2001, respectively, from -25.7% and -22.3% in the corresponding periods of 2000 due primarily to the absence of expenses now charged to other entities through corporate.

     Investment in Mount Washington Forever, LLC. We currently have a 50% interest in Mount Washington Forever, LLC, and are responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever, LLC are summarized in the table below.

                                                        SIX MONTHS ENDED
                                                 -----------------------------
                                                 JUNE 30, 2001  JUNE  30, 2000
                                                 -------------  --------------
Revenues                                          $1,631,189      $ 774,000
Cost of goods sold                                   443,659        174,000
Selling, general and administrative expenses       1,000,429        762,000
Income (loss) from operations                        187,101       (162,000)

     Insurance Operations. Insurance revenues decreased approximately $10.4 million and $19.1 million, or 64.4% and 60.7%, in the three-month and six-month periods ended June 30, 2001, respectively, compared to the corresponding periods in 2000. The decreases were primarily attributable to the reinsurance of significant blocks of our life insurance policies in December 2000.

     Our premium income decreased approximately $10.9 million and $20.6 million, or 86.5% and 85.0%, in the three-month and six-month periods ended June 30, 2001, respectively, compared to the corresponding periods of 2000. These decreases were attributable to the reinsurance of significant blocks of our life insurance policies. Experience ratings refunds were approximately $600,000 and $1.2 million for the three- and six-month periods ended June 30, 2001, respectively. Insurance premiums may continue to contribute significantly to future revenues due to potential future experience ratings refunds expected from the reinsurer.

     Commission and expense allowances on reinsurance ceded increased approximately $3.5 million and $7.0 million, or 100.0% and 100.0%, in the three-month and six-month periods ended June 30, 2001, respectively, compared to the corresponding periods of 2000 due to the reinsurance transactions in December 2000.

     Our net investment income and realized gains decreased approximately $1.5 million and $3.6 million, or 81.0% and 67.2%, in the three-month and six-month periods ended June 31, 2001, respectively, compared to the corresponding periods of 2000. The decreases in investment income were due primarily to the absence of investment income associated with securities sold in the reinsurance transactions in the fourth quarter of 2000. In addition, a significant portion of the investment income earned on securities held at June 30, 2001 was payable to North America Life as provided for in the reinsurance agreement.

     Our benefit expenses decreased approximately $4.3 million and $8.0 million, or 66.3% and 63.1%, in the three-month and six-month periods ended June 30, 2001, respectively, compared to the corresponding periods of 2000. These decreases were due primarily to the reinsurance agreements entered into during 2000.

     Income (loss) before income taxes decreased $695,000 and increased $597,000, from $785,000 and $588,000, respectively, for the three- and six-month periods ended June 30, 2000, to income of $90,000 and $1.2 million for the three- and six-month periods ended June 30, 2001. Income (loss) before income taxes as a percentage of revenues declined to 1.6% and improved to 9.6% in the three and six months ended June 30, 2001, respectively, from 4.9% and 1.9% in the corresponding periods of 2000 due primarily to the reinsurance agreements.

     Total assets increased $6.1 million from $196.4 million at June 30, 2000 to $202.5 million at June 30, 2001 due primarily to an increase in our inforce business.

     Corporate. Income (loss) before income taxes decreased $113,000 and $106,000, or 19.9% and 7.0%, in the three-month and six-month periods ended June 30, 2001 compared to the corresponding periods of 2000, due to a reduction in deferred compensation expense partially offset by increased overhead expenses.

     Consolidated. Income (loss) before income taxes for the three- and six-month periods ended June 30, 2001 increased $109,000 and $1.9 million, or 45.6% and 114.1%, respectively, compared to the corresponding periods of 2000. Net income per basic share for the three- and six-month periods ended June 30, 2001, increased to $0.02 and $0.06, respectively, from a loss of $0.03 and $0.22 per share for the corresponding periods of 2000. The increase in operating income for the three and six months ended June 30, 2001, compared to the same periods of 2000, was due to increased revenues from our cemetery operations and cost reductions in overhead expenses.

     The effective tax rate of 32.3% in the current year is due to our cemetery operations being in a net operating loss position combined with the smaller tax rate used by our insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12-18 months. Our cemetery property in St. Louis, Missouri currently generates significant positive cash flow from operations and represents the type of relative financial performance we typically would expect on our other current and future properties. Our cemetery properties in Kansas City, Missouri and Los Angeles produced several months of positive cash performance in 2000 as expected and we anticipate both properties being able to sustain positive cash flow and contribute to earnings in 2001. We believe that any operating cash requirements for our cemetery properties will be funded through working capital on hand or lines of credit. Capital projects at new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be accomplished and funded through use of existing personnel and working capital resources and lines of credit.

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

     On October 12, 2000 we entered into a letter of intent to purchase a group of ten cemetery properties in two large mid-western metropolitan areas. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity financing. We are in the process of completing our due diligence. If due diligence proves favorable, the parties expect moving to a definitive agreement and closing the transaction during the fourth quarter of 2001.

     Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States. Approximately $380,000 is currently available for transfer to us by our subsidiaries by dividend, loan, or advance; however, no such dividend, loan or advance has been declared or otherwise initiated.

     Our cash requirements for 2001 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next twelve months.

     In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time. That financing may not be available on favorable terms or at all and we could be required to curtail certain proposed activities.

     Changes in our consolidated balance sheet between December 31, 2000 and June 30, 2001 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy. Policyholder loans remained constant at $1.7 million at December 31, 2000 and June 30, 2001 due to the absence of new loans.

     Total cash and investments remained constant at approximately $90.5 million at June 30, 2001 and December 31, 2000. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

     Future policy benefits increased approximately $4.5 million from $139.3 million at December 31, 2000 to $143.8 million at June 30, 2001. This increase was due to the growth of our inforce business.

     Policyholder deposits decreased approximately $2.4 million from $52.5 million at December 31, 2000 to $50.1 million at June 30, 2001. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies.

     Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company. These blocks of annuity policies were ceded in our reinsurance transactions in 2000.

ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not determined the impact of SFAS 142 on our financial position and results of operations.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company ("LMLIC") and Memorial Service Life Insurance Company ("MSLIC"), as modified by Texas increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2001 annual meeting of shareholders was held on June 21, 2001. Of 6,933,924 shares issued, outstanding and eligible to be voted at the meeting, 6,599,813 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the shareholders at the meeting.

     The only matter submitted was the election of four (4) director nominees to our board of directors as follows: one (1) Class I director to continue in office until the year 2002; one (1) Class II director to continue in office until the year 2003; and two (2) Class III directors to continue in office until 2004. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that each director nominee had been elected. The voting results are set forth below:


         NAME                         FOR         WITHHELD
         ----                         ---         --------
         Class I
         J. Tyler Cassity          6,559,703         110

         Class II
         Oliver C. Boileau, Jr.    6,559,703         110

         Class III
         Brent D. Cassity          6,559,703         110
         Howard A. Wittner         6,559,703         110


     Because we have a staggered board, the term of office of the following named Class I and Class II directors, who were not up for election at the 2001 annual meeting, continued after the meeting:

         Class I (to continue in office until 2002)

              Paul J. Gallant

         Class II (to continue in office until 2003)

              Randall K. Sutton

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index hereto.

         (b) Reports on Form 8-K.

             In a Current Report on Form 8-K, dated June 13, 2001, we reported pursuant to Item 5 certain anticipated adjustments to our financial statements as of and for the three months ended March 31, 2001, based upon completion of a review by our independent accountants. We filed a Form 10-Q/A on July 24, 2001, which included such restated financial statements.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FOREVER ENTERPRISES, INC.
                               (Registrant)



Dated: August 14, 2001         By: /s/ Brent D. Cassity
                                   ------------------------------------------
                                   Brent D. Cassity, Chief Executive Officer




Dated: August 14, 2001         By: /s/ J. Tyler Cassity
                                   ------------------------------------------
                                   J. Tyler Cassity, President




Dated: August 14, 2001         By: /s/ Michael R. Butler
                                   ------------------------------------------
                                   Michael R. Butler, Chief Financial Officer

                                    EXHIBIT INDEX

Ex. No.                              Description
------                               -----------

 10.1 Management Agreement, dated as of January 1, 2001, between Forever Enterprises, Inc. and National Cemetery Management Company, filed as
         Exhibit 10.1 to Forever Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

 10.2 Agreement, dated as of January 1, 2001, between Forever Enterprises, Inc. and National Cemetery Management Company, filed as Exhibit 10.2 to Forever Enterprises, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, is incorporated herein by reference.