Form 10-Q
period 2001-09-30
FOREVER ENTERPRISES INC
filed 2001-11-13
CIK 1059265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 2001
                               -------------------------------------------------


Commission file number                       001-14067
                       ---------------------------------------------------------


                           FOREVER ENTERPRISES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   TEXAS                                   36-3427454
------------------------------------------  ------------------------------------
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


                                                     Number of shares
             Title of class                 outstanding as of November 14, 2001
---------------------------------------    -------------------------------------
    Common stock, $0.01 par value                       6,934,934

                           FOREVER ENTERPRISES, INC.
                                   FORM 10-Q

                                     INDEX
                                                                           Page
                                                                           ----


PART I.           FINANCIAL INFORMATION.......................................3

     Item 1.      Financial Statements:.......................................3

                  Condensed Consolidated Balance Sheets (Unaudited) -
                  September 30, 2001 and December 31, 2000....................3

                  Condensed Consolidated Statements of Operations
                  (Unaudited) - Three Months and Nine Months Ended
                  September 30, 2001 and 2000.................................5

                  Condensed Consolidated Statements of Cash Flow
                  (Unaudited) - Nine Months Ended September 30, 2001
                   and 2000...................................................6

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited).................................................7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................13

                  Cautionary Statement Regarding Forward-Looking Statements..13

                  Overview...................................................13

                  Results of Operations......................................15

                  Liquidity and Capital Resources............................19

                  Accounting Standards.......................................20

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk..22


PART II.          OTHER INFORMATION..........................................23

     Item 6.      Exhibits and Reports on Form 8-K...........................23

SIGNATURES...................................................................24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    ASSETS

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2001                    2000
                                                                              ----                    ----

Cash and cash equivalents                                                 $   9,742,976         $  12,034,307
Fixed maturity securities                                                    91,484,803            74,585,516
Equity securities                                                               658,070             2,218,227
Policyholder loans                                                            1,691,397             1,662,108
                                                                          -------------         -------------
         Total cash and investments                                         103,577,246            90,500,158
                                                                          -------------         -------------


Trade accounts receivable, net                                                4,867,568             4,224,968
Cemetery property, net                                                        3,063,996             3,357,341
Fixed assets, net                                                             6,174,724             6,135,482
Reinsurance receivables                                                      88,943,473            80,390,373
Inventories                                                                     274,516               304,114
Deferred charges, net                                                         1,369,884             1,363,737
Goodwill                                                                      2,190,752             2,258,028
Deferred tax assets, net                                                      3,676,505             5,164,040
Other assets                                                                 20,595,264            17,421,541
                                                                          -------------         -------------
         Total assets                                                     $ 234,733,928         $ 211,119,782
                                                                          =============         =============


(continued on next page)




FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                             2001                      2000
                                                                             ----                      ----
LIABILITIES:

Policy liabilities:
     Future policy benefits                                              $ 146,072,101            $ 139,311,397
     Policyholder deposits                                                  49,572,257               52,461,853
Deferred preneed revenues                                                    4,947,132                4,696,391
Notes payable                                                               17,270,287                4,247,949
Other liabilities                                                           13,101,245                9,889,048
                                                                         -------------            -------------
         Total liabilities                                                 230,963,022              210,606,638
                                                                         -------------            -------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
     none issued)                                                                  --                       --
Common stock ($.01 par value; 30,000,000 shares authorized;
     6,934,934 and 6,933,924 shares issued and outstanding,
     respectively)                                                              69,349                   69,339
Additional paid-in capital                                                  10,446,415               10,043,775
Accumulated deficit                                                         (6,087,928)              (5,840,802)
Accumulated other comprehensive loss                                          (656,930)              (3,759,168)
                                                                         -------------            -------------
     Total shareholders' equity                                              3,770,906                  513,144
                                                                         -------------            -------------

     Total liabilities and shareholders' equity                          $ 234,733,928            $ 211,119,782
                                                                         =============            =============

                                    The accompanying notes are an integral
                                       part of the unaudited condensed
                                      consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                 -------------                          -------------
                                           2001               2000                 2001               2000
                                           ----               ----                 ----               ----

Premium income                        $     1,747,896     $    11,781,196    $      5,251,910    $    35,821,502
Net investment income
  and realized gains                          635,639           2,447,137           2,154,037          9,279,025
Cemetery revenue                            1,867,884           1,835,597           5,759,669          4,828,915
Commission and expense allowances           3,706,727                  --          10,693,461                 --
Other revenue                                      --             113,310               1,195            352,048
                                      ---------------     ---------------    ----------------    ---------------
   Total revenues                           7,958,146          16,177,240          23,860,272         50,281,490
                                      ---------------     ---------------    ----------------    ---------------
Benefits incurred                           2,143,891           6,064,918           6,731,199         18,616,129
Cost of cemetery revenue                      547,676             450,435           1,564,460          1,296,220
Selling, general and administrative         6,088,882          12,213,744          16,588,929         34,852,459
Other income                                 (349,373)           (485,839)           (973,847)          (956,258)
Interest expense                              243,463             107,929             430,707            316,673
                                      ---------------     ---------------    ----------------    ---------------
   Loss before income taxes                  (716,393)         (2,173,947)           (481,176)        (3,843,733)
Income tax expense (benefit)                  (51,282)           (508,669)             24,609           (935,832)
                                      ---------------     ---------------    ----------------    ---------------
   Loss before extraordinary item
     and cumulative effect of
     accounting change                       (665,111)         (1,665,278)           (505,785)        (2,907,901)
Extraordinary item, net of tax                     --                  --             258,659                 --
Cumulative effect of accounting
     change, net of tax                            --                  --                  --           (315,801)
                                      ---------------     ---------------    ----------------    ---------------
   Net loss                           $      (665,111)    $    (1,665,278)   $       (247,126)   $    (3,223,702)
                                      ===============     ===============    ================    ===============


Loss per share before extraordinary
   item and cumulative effect of
   accounting change:
         Basic and diluted            $         (0.10)    $         (0.24)   $          (0.07)   $         (0.42)

Loss per share:
         Basic and diluted            $         (0.10)    $         (0.24)   $          (0.04)   $         (0.46)

Weighted average shares outstanding:
         Basic and diluted                  6,934,607           6,933,359           6,934,168          6,933,329



                                     The accompanying notes are an integral
                                        part of the unaudited condensed
                                       consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           -------------------------------------
                                                                                2001                     2000
                                                                                ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
                  Net cash provided by (used in) operating activities      $ (6,148,930)           $   4,502,950
                                                                           ------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    34,452,309               43,073,032
     Cost of investments purchased                                          (46,295,077)             (41,162,689)
     Purchase of fixed assets                                                  (643,098)                (689,200)
     Acquisition of subsidiaries                                                     --               (1,855,497)
     Increase in investment in unconsolidated subsidiaries                           --                 (261,361)
     Increase in policyholder loans                                             (29,289)              (2,998,702)
     Other, net                                                               1,458,064                 (139,073)
                                                                           ------------            -------------
                  Net cash used in investing activities                     (11,057,091)              (4,033,490)
                                                                           ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                         2,037                      375
     Proceeds from long-term debt                                            15,253,988                       --
     Repayment of long-term debt                                             (1,972,991)              (1,802,422)
     Credit line proceeds                                                     1,631,656                       --
     Capital contributions                                                           --                  108,000
                                                                           ------------            -------------
                  Net cash provided by (used in) financing activities        14,914,690               (1,694,047)
                                                                           ------------            -------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                        (2,291,331)              (1,224,587)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                     12,034,307               23,712,005
                                                                           ------------            -------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                         $  9,742,976            $  22,487,418
                                                                           ============            =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Income Taxes Paid                                                     $    112,000            $     681,485
                                                                           ============            =============

     Interest Paid                                                         $    288,087            $     409,179
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

                          FOREVER ENTERPRISES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. and its direct and indirect wholly-owned subsidiaries. Our fifty-percent investment in Mount Washington Forever, L.L.C. is accounted for under the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE 2 -- NOTES PAYABLE

         As of September 30, 2001 and December 31, 2000, we had a note payable to Allegiant Bank in the amount of $2,044,361 and $2,086,424, respectively, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (6.5% per annum at September 30, 2001). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at September 30, 2001 and December 31, 2000. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2002. Interest is due monthly on the unpaid balance equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (5.07% per annum at September 30, 2001) as published in The Wall Street Journal. The balance outstanding was $1,631,656 at September 30, 2001. No amounts were outstanding under this agreement at December 31, 2001.

         Notes payable in the amount of $1,912,647 were settled in full for $1,653,988 on June 5, 2001, resulting in an extraordinary gain of $258,659 ($.04 per basic and diluted share). Concurrent with the retirement of this debt, we entered into a note payable with National Prearranged Services, Inc. ("NPS"), an affiliated entity. The balance of this note was $1,625,926 as of September 30, 2001. Payments of $19,633 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

         We have a loan agreement with a reinsurer whereby we may borrow varying amounts, which decline each year until the agreement expires in 2009. On July 18, 2001, we borrowed $13.6 million from Employers Reassurance Corporation ("ERC") pursuant to the terms of the reinsurance agreement with ERC. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (3.93% at September 30, 2001). No amounts were outstanding under this agreement at December 31, 2000. We have pledged all of the capital stock of Memorial Service Life Insurance Company as security for any advances under this agreement.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of September 30, 2001 were as follows:

                                                COST OR            GROSS            GROSS            ESTIMATED
                                               AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                 COST              GAINS            LOSSES             VALUE
                                            --------------      -----------     --------------     -------------
Fixed maturity securities:
    Corporate bonds                          $  31,930,674      $   334,362     $  (1,802,115)     $  30,462,921
    Mortgage backed securities                  47,452,737        1,482,224          (297,395)        48,637,566
    U.S. government                             12,743,731          204,729          (564,144)        12,384,316
                                             -------------      -----------     -------------      -------------
      Total fixed maturity securities           92,127,142        2,021,315        (2,663,654)        91,484,803

Equity securities                                1,011,078           10,571          (363,579)           658,070
                                             -------------      -----------     -------------      -------------
    Total                                    $  93,138,220      $ 2,031,886     $  (3,027,233)     $  92,142,873
                                             =============      ===========     =============      =============

NOTE 4 -- SEGMENT INFORMATION

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

NINE MONTHS ENDED SEPTEMBER 30, 2001

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  5,759,669    $ 18,657,124    $    66,249    $  (622,770)  $  23,860,272

Net income (loss) before income taxes        176,414       1,217,095     (1,874,685)            --        (481,176)

Total assets at period-end                13,513,449     207,920,315     18,053,850     (4,753,686)    234,733,928

THREE MONTHS ENDED SEPTEMBER 30, 2001

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  1,867,884    $  6,252,238    $    59,349    $  (221,325)  $   7,958,146

Net income (loss) before income taxes       (275,369)         32,052       (473,076)            --        (716,393)


NINE MONTHS ENDED SEPTEMBER 30, 2000

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  4,828,915    $ 46,050,342    $    21,060    $  (618,827)  $  50,281,490

Net loss before income taxes              (1,017,972)       (227,265)    (2,447,144)      (151,352)     (3,843,733)

Total assets at period-end                18,458,333     200,100,891      1,589,689     (4,724,672)    215,424,241


THREE MONTHS ENDED SEPTEMBER 30, 2000

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  1,835,597    $ 14,516,637    $     6,075    $  (181,069)  $  16,177,240

Net loss before income taxes                (349,437)       (815,120)      (939,977)       (69,413)     (2,173,947)

NOTE 5 -- RELATED PARTY TRANSACTIONS

         We provide administrative and other services to related parties. Management fees charged to related parties, which have been recorded as "Other income" on our consolidated statements of operations, were $272,000 and $732,000 for the three and nine months ended September 30, 2001, respectively. These fees reflect an allocation based on actual costs incurred.

         Net amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Other assets" on our consolidated balance sheets, were $5,914,991 and $2,735,580 as of September 30, 2001 and December 31, 2000, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Other liabilities" on our consolidated balance sheets, were $2,649,928 and $2,579,170 as of September 30, 2001 and December 31, 2000, respectively. Notes payable to National Prearranged Services, Inc., which is included in "Notes payable" on our consolidated balance sheets, were $1,625,926 and $0 as of September 30, 2001 and December 31, 2000 (see Note 2 above).

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

         In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company ("LMLIC") and Memorial Service Life Insurance Company ("MSLIC"), as modified by Texas, increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.

NOTE 7 -- LOSS PER SHARE OF STOCK

         Loss per share of stock is computed using the weighted average number of common shares outstanding during the applicable period. Diluted loss per share of stock is computed using the weighted average number of common shares outstanding and dilutive potential common shares (primarily outstanding stock options). Weighted average shares of common stock and dilutive potential common shares used in the calculation of basic and diluted loss per share are summarized as follows:

                                                                              NINE MONTHS ENDED
                                                                              -----------------
                                                               SEPTEMBER 30, 2001          SEPTEMBER 30, 2000
                                                               ------------------          ------------------

Weighted average shares outstanding (basic EPS)                    6,934,168                   6,933,329

Dilutive potential common shares                                     528,752                           -

Weighted average shares outstanding and
   dilutive potential common shares (diluted EPS)                  7,462,920                   6,933,329

         Dilutive potential common shares included in the diluted loss per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of a company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the nine months ended September 30, 2000, potential common shares of 321,862 were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share.

NOTE 8 -- SUBSEQUENT EVENTS

         On October 4, 2001 we entered into a letter of intent to purchase a group of four cemetery properties in a large southeastern metropolitan area. The purchase price and working capital, if agreeable terms are secured, are expected to be funded through cash and a convertible debenture issued by the purchaser (seller has the option at any time to convert the unpaid purchase price balance into Forever Enterprises common stock). We are in the process of completing our due diligence. If due diligence proves favorable, the parties expect moving to a definitive agreement and closing the transaction during the fourth quarter of 2001.

         On October 23, 2001 we entered into a letter of intent to purchase a single-location cemetery property in the Midwest. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity financing (seller has the option at any time to convert the unpaid balance into Forever Enterprises preferred stock). We are in the process of completing our due diligence. If due diligence proves favorable, the parties expect moving to a definitive agreement and closing the transaction during the fourth quarter of 2001.

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

         The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to:
(1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (2) our ability to achieve anticipated levels of operational efficiencies for acquired companies or properties, as well as through other cost-saving initiatives; (3) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (4) changes in the federal income tax laws and regulations which may affect the cost of or demand for our products; (5) increasing competition in the sale of our products; (6) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products;
(7) the availability and terms of future acquisitions, if any; and (8) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

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

OVERVIEW

         We, through our subsidiaries, own and operate combination funeral home and cemetery properties, produce and market multimedia biographies, operate an Internet marketing site, and operate life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly-owned life insurance subsidiaries.

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

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation ("ERC") whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $78.1 million of the reinsurance receivable as of September 30, 2001 was related to the agreement with Employers Reassurance Corporation.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. We have segregated funds of approximately $53.2 million in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of September 30, 2001 was approximately $1.9 million. Approximately $10.5 million of the reinsurance receivable as of September 30, 2001 was related to the agreements with NAL and Hannover.

         We believe that these arrangements with Employers Reassurance Corporation, North America Life Insurance Company of Texas and Hannover Reassurance Life Company of America will allow us to shift our focus from the insurance operations to the cemetery operations of our company.

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

         We will seek to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever network of families with digital biographies. Our plan is to acquire properties in major metropolitan areas to allow us to advertise and market the Forever programs to large populations. The properties need to have enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/ chapels to create inventory and service space. The properties could possibly be distressed in some way. We believe those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our biography services to existing client family members, thus expanding our market potential. Properties also may be in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major areas should also allow us to quickly develop our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise over the forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress and the prices for properties are decreasing to what we believe are very reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

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

RESULTS OF OPERATIONS

         The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this report, including our unaudited condensed consolidated financial statements and the accompanying notes thereto.

         Our financial highlights were as follows:

                                                                              NINE MONTHS ENDED
STATEMENTS OF OPERATIONS DATA:                                                  SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                       2001                       2000
                                                                       ----                       ----

Premium income                                                    $   5,251,910              $  35,821,502
Net investment income and realized gains                              2,154,037                  9,279,025
Cemetery revenue                                                      5,759,669                  4,828,915
Commission and expense allowances                                    10,693,461                         --
Other revenue                                                             1,195                    352,048
                                                                  -------------              -------------
     Total revenues                                                  23,860,272                 50,281,490
Benefits incurred                                                     6,731,199                 18,616,129
Cost of cemetery revenues                                             1,564,460                  1,296,220
Selling, general and administrative expenses                         16,588,929                 34,852,459
Other income                                                           (973,847)                  (956,258)
Interest expense                                                        430,707                    316,673
                                                                  -------------              -------------
     Loss before income taxes                                          (481,176)                (3,843,733)
Income tax expense (benefit)                                             24,609                   (935,832)
                                                                  -------------              -------------
     Loss before extraordinary item
       and cumulative effect of accounting change                      (505,785)                (2,907,901)
Extraordinary item                                                      258,659                         --
Cumulative effect of accounting change                                      --                    (315,801)
                                                                  ------------               -------------
     Net loss                                                     $    (247,126)             $  (3,223,702)
                                                                  =============              =============




                                                                              NINE MONTHS ENDED
STATEMENTS OF OPERATIONS DATA:                                                  SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                       2001                       2000
                                                                       ----                       ----
Loss per share before extraordinary item and cumulative effect
     Basic and diluted                                            $       (0.07)             $       (0.42)

Loss per share after cumulative effect
     Basic and diluted                                            $       (0.04)             $       (0.46)


BALANCE SHEET DATA:                                             SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                                ------------------         -----------------

Trade accounts receivable, net                                    $   4,867,568              $   4,224,968
Cemetery property, net                                                3,063,996                  3,357,341
Total assets                                                        234,733,928                211,119,782
Total policy liabilities                                            195,644,358                191,773,250
Shareholders' equity                                                  3,770,906                    513,144

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

NINE MONTHS ENDED SEPTEMBER 30, 2001

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  5,759,669    $ 18,657,124    $    66,249    $  (622,770)  $  23,860,272

Net income (loss) before income taxes        176,414       1,217,095     (1,874,685)            --        (481,176)

Total assets at period-end                13,513,449     207,920,315     18,053,850     (4,753,686)    234,733,928

THREE MONTHS ENDED SEPTEMBER 30, 2001

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  1,867,884    $  6,252,238    $    59,349    $  (221,325)  $   7,958,146

Net income (loss) before income taxes       (275,369)         32,052       (473,076)            --        (716,393)

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  4,828,915    $ 46,050,342    $    21,060    $  (618,827)  $  50,281,490

Net loss before income taxes              (1,017,972)       (227,265)    (2,447,144)      (151,352)     (3,843,733)

Total assets at period-end                18,458,333     200,100,891      1,589,689     (4,724,672)    215,424,241

THREE MONTHS ENDED SEPTEMBER 30, 2000

                                          CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                          --------        ---------      ---------     ------------      -----

Revenues                                $  1,835,597    $ 14,516,637    $     6,075    $  (181,069)  $  16,177,240

Net loss before income taxes                (349,437)       (815,120)      (939,977)       (69,413)     (2,173,947)

         Cemetery Operations. Cemetery revenues increased approximately $32,000 and $931,000, or 1.8% and 19.3%, in the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. Sales for the three and nine months ended September 30, 2001 at each location increased compared to the corresponding periods of 2000 due to more effective marketing and increased sales of certain cemetery and memorialization products and services. The increase also was due to the positive effect of deferred revenue being recognized on installment contracts as they were paid in full and merchandise was delivered.

         Cost of sales increased $98,000 and $268,000, or 21.6% and 20.7%, from $450,000 and $1.3 million in the three and nine months ended September 30, 2000, respectively, to $548,000 and $1.6 million in the corresponding periods of 2001 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 29.3% and 27.2% for the three and nine months ended September 30, 2001, respectively, compared to 24.5% and 26.8% for the three and nine months ended September 30, 2000, respectively due to higher percentages of costs of cemetery merchandise and services relative to interment rights.

         Selling, general and administrative expenses decreased $515,000 and $1.1 million, or 27.1% and 21.9%, from $1.9 million and $5.0 million in the three and nine months ended September 30, 2000, respectively, to $1.4 million and $3.9 million, respectively, in the corresponding periods of 2001 due to cost reduction efforts and improved operating efficiencies which required fewer resources. As a percentage of revenues, selling, general and administrative costs decreased to 74.0% and 67.4% in the three and nine months ended September 30, 2001, respectively, from 103.3% and 102.9% in the three and nine months ended September 30, 2000, respectively, due to the higher revenues generated, improved operating efficiencies and cost reductions in overhead expenses.

         Income (loss) before income taxes increased from losses of $349,000 and $1.0 million in the three and nine months ended September 30, 2000, respectively, to a loss of $275,000 and income of $176,000, respectively, in the corresponding periods of 2001. Operating income as a percentage of revenues improved to (14.7%) and 3.1% in the three and nine months ended September 30, 2001, respectively, from (19.0%) and (21.1%) in the corresponding periods of 2000 due primarily to the absence of expenses now charged to other entities through corporate.

         Investment in Mount Washington Forever, LLC. We currently have a 50% interest in Mount Washington Forever, LLC, and are responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever, LLC are summarized in the table below.

                                                                    NINE MONTHS ENDED
                                                     ---------------------------------------------
                                                     SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                     ------------------         ------------------
Revenues                                                 $2,310,688                 $1,187,879
Cost of goods sold                                          672,964                    200,092
Selling, general and administrative expenses              1,739,361                  1,347,471
Loss from operations                                       (101,637)                  (359,684)

         Insurance Operations. Insurance revenues decreased approximately $8.3 million and $27.4 million, or 56.9% and 59.5%, in the three-month and nine-month periods ended September 30, 2001, respectively, compared to the corresponding periods in 2000. The decreases were primarily attributable to the reinsurance of significant blocks of our life insurance policies in December 2000.

         Our premium income decreased approximately $10.0 million and $30.6 million, or 84.3% and 84.8%, in the three-month and nine-month periods ended September 30, 2001, respectively, compared to the corresponding periods of 2000. These decreases were attributable to the reinsurance of significant blocks of our life insurance policies. Experience ratings refunds were approximately $600,000 and $1.8 million for the three- and nine-month periods ended September 30, 2001, respectively. Insurance premiums may continue to contribute significantly to future revenues due to potential future experience ratings refunds expected from the reinsurer.

         Commission and expense allowances on reinsurance ceded increased approximately $3.7 million and $10.7 million, or 100.0% and 100.0%, in the three-month and nine-month periods ended September 30, 2001, respectively, compared to the corresponding periods of 2000 due to the reinsurance transactions in December 2000.

         Our net investment income and realized gains decreased approximately $1.8 million and $7.1 million, or 73.0% and 74.4%, in the three-month and nine-month periods ended September 31, 2001, respectively, compared to the corresponding periods of 2000. The decreases in investment income were due primarily to the absence of investment income associated with securities sold in the reinsurance transactions in the fourth quarter of 2000. In addition, a significant portion of the investment income earned on securities held at September 30, 2001 was payable to North America Life as provided for in the reinsurance agreement.

         Our benefit expenses decreased approximately $3.9 million and $11.9 million, or 64.4% and 63.5%, in the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. These decreases were due primarily to the reinsurance agreements entered into during 2000.

         Income (loss) before income taxes increased $847,000 and $1.4 million, from a loss of $815,000 and $227,000, respectively, for the three and nine months ended September 30, 2000, to income of $32,000 and $1.2 million for the three and nine months ended September 30, 2001. Income
(loss) before income taxes as a percentage of revenues improved to 0.5% and 6.5% in the three and nine months ended September 30, 2001, respectively, from (5.6%) and (0.5%) in the corresponding periods of 2000 due primarily to the reinsurance agreements.

         Total assets increased $7.8 million from $200.1 million at September 30, 2000 to $207.9 million at September 30, 2001 due primarily to an increase in our in-force business.

         Corporate. Loss before income taxes decreased $467,000 and $572,000, or 49.7% and 23.4%, in the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000, due to a reduction in deferred compensation expense partially offset by increased overhead expenses.

         Consolidated. Loss before income taxes for the three and nine months ended September 30, 2001 decreased $1.5 million and $3.4 million, or 67.0% and 87.5%, respectively, compared to the corresponding periods of 2000. Net loss per basic share for the three and nine months ended September 30, 2001, decreased to $0.10 and $0.07, respectively, from $0.24 and $0.42 per share for the corresponding periods of 2000. The decrease in operating loss for the three and nine months ended September 30, 2001, compared to the same periods of 2000, was due to increased revenues from our cemetery operations and cost reductions in overhead expenses.

         The effective tax rate of 5.1% in the current year was due to our cemetery operations being in a net operating loss position combined with a lower tax rate used by our insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12-18 months. Our cemetery property in St. Louis, Missouri currently generates significant positive cash flow from operations and represents the type of relative financial performance we typically would expect on our other current and future properties. Our cemetery properties in Kansas City, Missouri and Los Angeles have produced several months of positive cash performance in 2001 as expected and we anticipate both properties being able to sustain positive cash flow and contribute to earnings for the remainder of 2001. We believe that any operating cash requirements for our cemetery properties will be funded through working capital on hand or lines of credit. Capital projects at new cemetery properties for mausoleum/funeral home combination buildings and other saleable inventory features are expected to be funded through use of cash generated from pre-construct sales and/or debt financing and should require little or no additional capital investment. Certain other improvements would be accomplished and funded through use of existing personnel and working capital resources and lines of credit.

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

         On October 12, 2000 we entered into a letter of intent to purchase a group of ten cemetery properties in two large mid-western metropolitan areas. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and/or additional equity financing. As of September 30, 2001, the parties have been unable to reach agreement on terms of the proposed purchase and negotiations have been suspended.

         In addition to the properties mentioned earlier (see Note 8 - Subsequent Events), on September 27, 2001, we entered into a letter of intent to purchase for cash a single-location cemetery property in the Midwest. We are in the process of completing our due diligence. If due diligence proves favorable, the parties expect moving to a definitive agreement and closing the transaction during the fourth quarter of 2001.

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

         Our cash requirements for the remainder of 2001 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next twelve months; however, from time to time, we may need to draw on existing lines of credit to supplement available working capital.

         In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time. That financing may not be available on favorable terms or at all and we could be required to curtail certain proposed activities.

         Changes in our consolidated balance sheet between December 31, 2000 and September 30, 2001 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy. Policyholder loans were essentially unchanged at $1.7 million at December 31, 2000 and September 30, 2001 due to the absence of new loans.

         Total cash and investments increased $13.1 million from $90.5 million at December 31, 2000 to $103.6 million at September 30, 2001 due to additional investments made. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Future policy benefits increased approximately $6.8 million from $139.3 million at December 31, 2000 to $146.1 million at September 30, 2001. This increase was due to the growth of our inforce business.

         Policyholder deposits decreased approximately $2.9 million from $52.5 million at December 31, 2000 to $49.6 million at September 30, 2001. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies.

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

         In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company ("LMLIC") and Memorial Service Life Insurance Company ("MSLIC"), as modified by Texas, increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K.

                  On September 10, 2001, we filed a Current Report on Form 8-K, dated September 7, 2001 (the "Form 8-K"), to report pursuant to Item 4 thereof, the engagement of Brown Smith Wallace LLC as our independent auditors for the year ending December 31, 2001. We filed an amendment on Form 8-K/A, on September 21, 2001, to submit to the Securities and Exchange Commission the letter of Deloitte & Touche LLP, our independent auditors for the year ending December 31, 2000, regarding the Item 4 disclosure contained in the Form 8-K.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FOREVER ENTERPRISES, INC.
                                     (Registrant)


Dated: November 13, 2001         By: /s/ Brent D. Cassity
                                     --------------------------------------
                                     Brent D. Cassity, Chief Executive Officer



Dated: November 13, 2001         By: /s/ J. Tyler Cassity
                                     --------------------------------------
                                     J. Tyler Cassity, President



Dated: November 13, 2001         By: /s/ Michael R. Butler
                                     --------------------------------------
                                     Michael R. Butler, Chief Financial Officer