Form 10-K405
period 2001-12-31
FOREVER ENTERPRISES INC
filed 2002-04-01
CIK 1059265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001  Commission File Number: 001-14067

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

Name of exchange on which registered: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $4,000,000 as of March 15, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 15, 2002, 6,934,934 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) is incorporated by reference into the indicated Part of this Report: Certain information required in Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders.

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

The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to:
(1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (2) our ability to achieve anticipated levels of operational efficiencies for recently acquired companies, blocks of policies or properties, as well as through other cost-saving initiatives; (3) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (4) changes in the federal income tax laws and regulations which may affect the cost of or demand for our products; (5) increasing competition in the sale of our products; (6) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) sales and underwriting of insurance products to fund obligations under pre-need contracts, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products; (7) the availability and terms of future acquisitions; and
(8) the risk factors or uncertainties listed in our other filings with the Securities and Exchange Commission.

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


GENERAL

Forever Enterprises, Inc., through its subsidiaries, Forever Network, Inc., Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company, owns and operates combination funeral home and cemetery properties, produces and markets multimedia Life Stories, operates an Internet marketing site, and operates life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts.

Forever Network, Inc., directly and through its subsidiaries, Mason Securities Association, Inc. (d/b/a Forever Bellerive Cemetery), Forever Oak Hill Cemetery, Forever Memorial, Inc., Hollywood Forever, Inc., Dartmont Investment, Inc. and Mount Washington Forever, Inc., owns and operates funeral home and cemetery properties and sells, archives and displays digital interactive Life Stories viewed at company cemetery/funeral homes and on the Internet at www.forevernetwork.com. In addition, the Internet
                       ----------------------
site provides valuable
information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site.

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

In December 2001, we acquired from ECI Services of Missouri, Inc., which owned all of the operating assets of the Oak Hill Cemetery located in St. Louis, Missouri, for a cash purchase price of $550,000. The acquisition was accounted for using the purchase method of accounting.


BUSINESS STRATEGY

Our business strategy is to grow our business by acquiring cemetery/funeral home combination properties in targeted metropolitan areas, aggressively grow the multimedia Life Story business through all company properties and the Internet, and further develop our Internet marketing business. Through this strategy, we expect to develop the Forever brand to enhance consumer recognition and sales. No assurance can be given that we will be successful in completing any acquisition, or that any acquisition, once completed, will ultimately enhance our results of operations.

We will seek to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever Network of families with digital Life Stories. Our plan is to acquire properties in or near major metropolitan areas to allow us to advertise and market the Forever programs to large populations. We seek properties with enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The targeted properties could possibly be distressed in some way. We believe those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our Life Story services to existing client family members, thus expanding our market potential. We also may pursue properties in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major metropolitan areas should facilitate development of our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise through the www.forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress, more properties should be available for acquisition, and the prices for properties are declining to what we believe are very reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

We believe we are well positioned to enhance the profitability of the businesses and properties we acquire. With respect to our cemetery/funeral home operations, we believe we can apply tested and proven marketing processes to produce significant revenue and market share growth. Efficient property operations management should allow for greatly enhanced profitability on newly acquired properties. Demographics and the growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the World Wide Web should provide the platform for successful results on our Internet strategy.

NATIONAL PREARRANGED SERVICES

National Prearranged Services, an affiliate of our company, has marketed prearranged funeral contracts since 1979 for funeral homes in Missouri, Texas and seven other states, and is licensed to expand into an additional 36 states. In addition to marketing, National Prearranged Services recruits, trains and manages an agency field force, which is dedicated to selling only the products of the affiliated group of companies. National Prearranged Services believes that the market for pre-need products is growing significantly with the aging of the U.S. population. The market for pre-need products is primarily in the 50 and older age group. National Prearranged Services' strategy is to continue to capitalize on the demand for older age products, which management believes, will continue to present a growing market.

A prearranged funeral contract allows customers to purchase at current prices services that may not be needed for many years. Under a prearrangement, family members generally are removed from the planning that would otherwise have been completed at the difficult time of death. Other than those properties owned by Forever Network, there is no affiliation between National Prearranged Services and any funeral home for which National Prearranged Services markets prearranged funeral contracts.

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

National Prearranged Services elects to invest in insurance policies as one of the methods of funding its contractual obligations. National Prearranged Services could invest in other statutorily appropriate instruments to fund such obligations but like most other pre-need sellers today, prefers the use of insurance to do so. National Prearranged Services determines whether to purchase an insurance policy from us or use its own resources to satisfy its obligations created under the prearranged funeral contract based on the individual pre-need laws in existence on the contract date and the underwriting standards as established by us and the state in which the purchaser resides. For example, in Missouri, the law requires funding through a trust that may choose to retain the funds from the prearranged funeral contract instead of purchasing an insurance policy because of the underwriting standards set by us when compared to the underwriting characteristics of the prearranged funeral contract purchaser. The option to not purchase an insurance policy is not available in all states.

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

On January 1, 2002, we entered into a Management Agreement with National Prearranged Services whereby, we agreed to provide all necessary personnel to supervise National Prearranged Services' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of National Prearranged Services as payment for the services provided. As consideration to National Prearranged Services for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million, payable in 48 equal consecutive monthly installments of principal and interest of $246,483, commencing on February
1, 2002 and thereafter on the first day of each succeeding month. This agreement is effective through December 31, 2005, at which time the agreement will be re-evaluated internally. This agreement will be treated as a purchase of an intangible asset and accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


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

Newly implemented accounting changes due to Staff Accounting Bulletin ("SAB") 101, which was effective January 1, 2000, have negatively impacted the reported results of operations of our cemetery and memorialization business due to their high level of pre-need revenues. Upon adopting
SAB 101, revenue is deferred until services are delivered, usually at the time of death. SAB 101 will have a more significant impact on our newly acquired and developed properties in their early years until their pre-need contracts begin to turn to at-need (at the time of the insured's death). The impact of SAB 101 requires that we defer a large volume of revenues until performance or delivery, usually at the time of need (death). Based upon our emphasis on and success in creating pre-need revenues we expect to accumulate very large amounts of deferred revenues that should positively impact profitability and cash flow in the future.

The long-term profitability of insurance products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors:
(1) persistency; (2) mortality (for life insurance); (3) return on cash invested by the insurer during the life of the policy; and (4) expenses of acquiring and administering the policies.


OPERATIONS AND ADMINISTRATION

In our cemetery and memorialization business, our key operations and administrative functions are general property operations and customer service, property maintenance and financial/accounting. We utilize systems and policies that are homogenous for all of our properties, except for any special circumstances dictated by the specific property. Forever has spent much time and effort to maximize the value from our operational systems and has documented procedures, extensive customer evaluations, and regular training to ensure the systems are followed and producing the desired effect.

Our office operations are typically led by a location general manager who oversees all of the daily operational elements, including contract processing, cash handling, property inventory and procurement of merchandise. The property maintenance programs are managed by the general manager, and include all burial and service activity, property beautification and maintenance and capital projects. Customer service is a top priority in Forever's "more than expected" culture and is a large part of each employee's responsibility at every Forever location.

Forever has invested capital in an industry software system that has significantly improved the timeliness, efficiency, and accuracy of operations and of our financial data. Additionally, we have invested in an upgraded accounting software system which will merge with the location software system to greatly improve the quality and speed of financial reports to allow us to more efficiently produce internal and external financial information to better analyze operations.

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

We also have invested in data processing hardware and software and employ our data processing capacity in all facets of our operations. All of our Austin, Texas and St. Louis, Missouri operations are processed on a network of personal computers. Our administrative departments use a common integrated system designed to permit us to function relatively efficiently, control costs and maintain relatively low overhead. Our system currently is servicing approximately 115,000 policies. Additional policies can be added at a relatively low marginal cost, thereby increasing economies of scale.

Our marketing relationship with National Prearranged Services provides a pipeline of pre-need policies for our insurance operations and also plays a role in supporting the sales efforts at our cemetery properties. National Prearranged Services markets pre-need funerals for our company-owned funeral home properties, creating a large volume of future revenues and cash and enhancing our ability to create more cemetery revenues and cash. Forever Network currently owns and operates four cemetery properties in St. Louis and Kansas City, Missouri and Los Angeles, California.


INVESTMENTS

The investment income of our insurance subsidiaries is an important part of our total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest rates earned on invested assets. As of December 31, 2001, the average annual interest rate credited on our total reserve liability was approximately 7.7% per annum, and the average yield of our investment portfolio was approximately 3.6% per annum. The primary cause of the negative spread was the investment income and capital gains ceded to North America Life of $4.4 million and $376,000, respectively. After adjustment for these factors, our average yield for the year was 8.7% per annum. Increases or decreases in interest rates could increase or decrease the interest rate spread between interest rates credited on insurance liabilities and investment yields, which in turn could have a beneficial or adverse effect on our future profitability. Sales of fixed maturity securities that result in investment gains also may tend to decrease future interest yields from the portfolio. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

Our investment strategy is to maintain primarily an investment grade, fixed maturity portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, and collateralized mortgage obligations. At December 31, 2001, approximately 97% of the book value of our fixed maturity investments consisted of investment grade securities.

We periodically review the existing portfolio of below investment grade securities and intend to maintain the holdings of such securities at or below the December 31, 2001 level. However, our ability to dispose of below investment grade securities is affected by market and other conditions. The markets for these securities are often less liquid and efficient than the markets for investment grade securities.

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

In December 2000, we completed the sale of our insurance subsidiary, Liberty Standard Life, to North America Holdings, Ltd. in which we sold all outstanding shares of Liberty for approximately $900,000. Simultaneous with this transaction, Lincoln Memorial Life entered into various reinsurance agreements with North America Life Insurance Company of Texas ("North America Life") (formerly Liberty Standard Life) involving the cession of several blocks of life insurance policies with net reserves of approximately $67 million. We also entered into an agreement with North America Life to cede the majority of new business generated on an ongoing basis. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by National Prearranged Services are ceded to Hannover.

Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured. The policy risk retention limit on the life of one individual does not exceed $25,000.

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


COMPETITION

The cemetery/funeral industry is highly fragmented, with most of the approximately 22,000 funeral homes and 10,500 cemeteries in the United States owned by sole proprietors. These businesses have been passed from generation to generation and have historically developed a loyal customer base due to geography and/or name recognition in the community. These properties continue to be operated much as they have in the past, offering the same services and products and marketing to the community as they have for years and years prior. Their treatment of death and memorialization is a result of demand for products and services that the industry historically has offered. There is little differentiation and, as a result, little market share change.

Based upon publicly available information, four major consolidators, Service Corporation International, Alderwoods (formerly The Loewen Group), Stewart Enterprises, Inc., and Carriage Services, Inc., together own approximately 15% of the funeral homes and 10% of the commercial cemeteries in the United States. Until recently, each of these companies had been heavily involved in acquisitions of independent funeral homes and some cemeteries. Alderwoods has recently emerged from Chapter 11 bankruptcy and the others are facing financial difficulty as they try to manage their high level of debt from very aggressive and high priced acquisitions and operational problems. These companies all emphasize their funeral operations as their major business. While these companies may claim to be different from one another in the way they operate, we believe that there is really little tangible difference. None of these competitors has tried to develop a brand, despite their revenues and large number of locations. We believe this creates an excellent opportunity for us.

Additionally, cremation is becoming a more popular option for families and individuals in the United States. Our properties embrace this trend and offer a range of products and services to satisfy this segment. More unique offerings, which are intended to focus on the need for memorialization, include cremation benches, boulders, scattering gardens and the Forever Memorial digital Life Stories.

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


DIVIDENDS ON PARTICIPATING POLICIES

The determination of dividends on participating policies is not dependent on any pre-determined factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. Our insurance subsidiaries paid no dividends in the past three years on their direct business. Among other items, low levels of inflation were a factor for not paying dividends. There currently are no plans for paying dividends on our direct business in the foreseeable future; however, dividends could be declared should circumstances warrant. The most likely circumstance that may warrant the declaration of policyholder dividends would be a significant increase in the level of inflation. The declaration of policyholder dividends would, through the provision of paid-up additions rather than cash dividends, provide additional death benefits under the insurance policies. The increased level of death benefits would contribute to covering the presumed increase in the cost of funeral services to be provided in the future. The ability to provide increased benefits under the terms of the insurance policies issued as a response to increased levels of inflation, which, in turn, allows us to remain competitive, is the primary reason for the utilization of participating policies. We pay policyholder dividends on blocks of business that we acquired from World Insurance Company and Woodmen Accident and Life Company, however, any such dividends paid in 2001 are now recovered through ceding of these polices to North America Life Insurance Company. Such amounts were $-0-, $76,617 and $108,396 for the years ended December 31, 2001, 2000 and 1999, respectively.


REGULATORY FACTORS

Our funeral homes are regulated by the Federal Trade Commission ("FTC"). The FTC's funeral industry rules contain minimum guidelines for funeral industry practices, require price and other affirmative disclosures and impose mandatory itemization of funeral goods and services. There is some activity relative to an attempt to incorporate cemeteries under this code, though no official act is pending. Other cemetery/funeral home regulations vary by state and are not considered unduly burdensome to our business operations.

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

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company and Memorial Service Life Insurance Company, as modified by Texas, increased Lincoln Memorial Life Insurance Company's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on Memorial Service Life Insurance Company's capital and surplus.

In December 1992, the National Association of Insurance Commissioners adopted the Risk-Based Capital for Life and/or Health Insurers Model Act. The model act provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The model act (or similar legislation or regulation) has been adopted in states where our insurance subsidiaries are domiciled. The Texas Department of Insurance has adopted its own risk-based capital requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. At December 31, 2001, the total adjusted capital for each of our subsidiaries met or exceeded the required levels.

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

As a holding company, our ability to meet our financial obligations and pay operating expenses depends on the receipt of sufficient funds, primarily through dividends and management fees, from our subsidiaries. As Texas domiciled insurance companies, Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company may not, without the prior approval of the Texas Department of Insurance, pay any dividend or distribution which, together with all other dividends and distributions paid within the preceding 12 months, exceeds the lesser of: (1) net gain from operations; or
(2) 10% of capital and surplus, in each case as shown in its most recent annual statutory financial statements.

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

As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company underwent such an examination during 1998 for the five-year period ended December 31, 1997. The final reports on the examinations issued by the Texas Department of Insurance did not raise any significant issues. Memorial Service Life and Lincoln Memorial Life are currently under examination by the Texas Department of Insurance for the three-year period ended December 31, 2000, for which no final report has been issued. The Missouri Department of Insurance is also participating in this audit.


EMPLOYEES

At December 31, 2001, we, and our subsidiaries had 122 full-time employees. We believe that we enjoy good relations with our employees and agents. None of our employees or the employees of our subsidiaries is subject to a collective bargaining agreement.


GLOSSARY

The following are definitions of certain terms used in this report. Where appropriate, in using such terms, the singular includes the plural, masculine includes feminine and/or neuter, and vice versa.

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


ITEM 2.  PROPERTIES

Forever Network owns and operates four cemetery/funeral home properties in St. Louis and Kansas City, Missouri and Los Angeles, California, and maintains sales and administrative offices at each of those sites. Forever Network also operates production facilities for the Life Story biography business at each location with central operations in Hollywood, California. Our Internet development operation is based at the Hollywood facility.

Memorial Service Life Insurance Company leases approximately 25,000 square feet in an office building which houses our executive offices located at 10 S. Brentwood, St. Louis, Missouri under the terms of a lease that expires in June 2002. Memorial Service Life Insurance Company also leases approximately 10,000 square feet of property at 1250 Capital of Texas Highway, Building 3, Suite 100, Austin, Texas under the terms of a lease that expires in August 2002. Memorial Service Life Insurance Company entered into a Sublease Agreement with North America Life, effective December 18, 2000, under which North America Life subleases approximately 4,800 square feet of our office space in Austin, Texas. This agreement will terminate concurrent with the expiration of Memorial's lease in August 2002. Negotiations are currently underway for new office space for both locations. As our operation expands, the leasing of additional space in Austin, Texas and St. Louis, Missouri may be necessary. We currently do not foresee any material difficulties with leasing additional space that may be required in the foreseeable future.

Forever Bellerive Cemetery, located in St. Louis, Missouri, encompasses approximately 46 acres, with over 15 acres undeveloped for future use. This property includes a new office building with approximately 3,100 square feet and a 1,000 crypt white marble mausoleum/chapel facility. Forever Oak Hill Cemetery, acquired in December 2001, and also located in St. Louis, Missouri, encompasses approximately 55 acres, of which 43 are dedicated for cemetery use. This property includes an office building with approximately 1,100 square feet. A new mausoleum/funeral home facility is planned for construction on this site. Hollywood Forever Cemetery, located in Los Angeles, California, is approximately 65 acres, with three community mausoleums totaling about 40,000 square feet. An additional 4,600 crypts of inventory are currently under construction. This facility also includes 7,500 square feet of funeral home, chapel and flower shop, 10,000 square feet of office space, and 6,000 square feet of studio production and editing space for the Forever Memorial Life Story and Internet businesses. Mount Washington Forever Cemetery, located in Kansas City, Missouri, is a combination cemetery/funeral home property with 229 acres, of which 100 are developed for current use, including a garden mausoleum. We are also in the beginning stages of development of a 1,000 crypt white marble mausoleum/chapel and a lake which will be adjacent to it. This property also includes 10,500 square feet of office space and funeral home, which includes a newly finished funeral home addition. Each property also has maintenance facilities on site.

ITEM 3.  LEGAL PROCEEDINGS

Forever Enterprises, Inc. has been named as defendant in a lawsuit filed by Odessa L.L.C. in July 2001 in state court in Los Angeles, California. The suit involves a stock buyout provision for shares in Hollywood Forever Cemetery. Odessa claims an event occurred which obligated the purchasing majority shareholder, Forever Enterprises, to purchase Odessa's shares in Hollywood. Forever denies such an event occurred and denies it is liable to Odessa to purchase its shares in Hollywood. The amount being sought is not established; however, it is at least an amount over $100,000. Currently the parties are in the discovery stage and no trial date has been set.

Hollywood Forever Cemetery has been named as defendant in a lawsuit filed by a former employee in September 2001 in state court in Los Angeles, California, for wrongful discharge. The amount being sought is approximately $300,000. This case is currently in discovery with no trial date set.

We are also subject to various claims and contingencies arising out of the normal course of business. In the opinion of management after consultation with legal counsel, resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2001, through the solicitation of proxies or otherwise.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of March 31, 2002, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. Messrs. Brent D. Cassity and J. Tyler Cassity are brothers.

The name, age and position with respect to each of our executive officers are set forth below:

Brent D. Cassity, 35, has over ten years experience with the death care memorialization industry. Mr. Cassity has been chief executive officer of Forever Network, Inc. since 1991, supervising its cemetery and Internet divisions. In addition, prior to 1997, Mr. Cassity served as the executive in charge of marketing operations for National Prearranged Services, Inc. Mr. Cassity has served as a director of our company since 1996 and served as chairman of our board of directors from September 1997 until March 2000. In March 2000, Mr. Cassity was appointed our chief executive officer.
Mr. Cassity also serves as a member of the board of directors of each of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company.

J. Tyler Cassity, 32, joined us in 1993. Immediately prior to that date, Mr. Cassity worked in the public relations field with PEN American Center from 1992 until 1993. Mr. Cassity earned a Bachelor of Arts degree from Columbia University in 1992. Mr. Cassity is responsible for video Life Story production and business development at Forever Memorial and for the management of Hollywood Forever, Inc. Mr. Cassity was instrumental in the purchase of Hollywood Forever in April of 1998. Mr. Cassity was elected president of our company in August 2000 and has served as president of Forever Memorial and Hollywood Forever since 1998. Mr. Cassity has served as a director of our company since 2001.

Michael R. Butler, 35, has served as chief financial officer of the Forever Network companies since he joined us in March 1998. In August 2000, Mr. Butler was elected chief financial officer of our company. Prior to joining us, Mr. Butler spent ten years with Monsanto Company in various positions of increasing responsibility in sales and marketing, manufacturing and business management.

Randall K. Sutton, 56, has served as a member of our board of directors and a vice president of our company since 1996 and as our chief financial officer from March 2000 to August 2000. In August 2000, he was elected treasurer of Forever Enterprises, Inc. Mr. Sutton also serves as President and a member of the board of directors of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company. Mr. Sutton also currently is the chief financial officer of National Prearranged Services, Inc., an affiliate of our company. During his 20-year tenure with National Prearranged Services, Mr. Sutton also has managed investments for several affiliated companies.

The executive officers were appointed by and serve at the pleasure of our board of directors.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF COMMON STOCK

Our common stock is traded in the "over the counter" Nasdaq Bulletin Board market under the symbol "FVEN.OB." Our stock traded on the Pacific Exchange from November 1998 to September 2000. The following table sets forth the reported high and low closing sales prices of shares of our common stock by quarter for the years ended December 31, 2000 and 2001. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission.

                                                PRICE RANGE
                                        --------------------------
                                            HIGH           LOW
Year ended December 31, 2000:
  First Quarter                            $5.250         $4.500
  Second Quarter                            5.000          2.000
 *Third Quarter                             6.500          2.000
  Fourth Quarter                            5.500          2.500

Year Ended December 31, 2001:
  First Quarter                            $6.500         $3.531
  Second Quarter                            7.500          3.075
  Third Quarter                             8.250          6.500
  Fourth Quarter                            9.000          3.500

*Trading suspended on the Pacific Exchange effective September 13, 2000.

As of March 15, 2002, the approximate number of stockholders of record of our common stock was 460, which included approximately 150 beneficial holders of our common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.


DIVIDEND POLICY

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors regularly reviews our dividend policy.


RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the quarter ended December 31, 2001.

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

                                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                               2001        2000(1)     1999(2)     1998(3)(4)     1997(3)

                                                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Premium income                              $    7,387   $   36,603   $   44,606   $   41,195   $   38,044
Net investment income and realized gains         3,375        6,236       10,801       12,574        8,838
Cemetery revenue                                 7,492        6,333        2,794        2,151        1,622
Commission and expense allowance                15,396            -            -            -            -
Other revenue                                        -          509        1,519          748            -
                                            ----------   ----------   ----------   ----------   ----------
      Total revenues                            33,650       49,681       59,720       56,668       48,504

Benefits incurred                                8,325       31,491       35,842       32,924       31,151
Other expenses (5)                              24,993       27,632       26,288       23,481       14,737
                                            ----------   ----------   ----------   ----------   ----------

Income (loss) before federal taxes                 332       (9,442)      (2,410)         263        2,616
Income tax expense (benefits)                     (106)      (1,219)        (655)         359          672
                                            ----------   ----------   ----------   ----------   ----------

Net income (loss) before
 extraordinary item and cumulative
 effect of accounting change                       438       (8,223)      (1,755)         (96)       1,944
Extraordinary item                                 259            -            -            -            -
Cumulative effect of accounting change               -         (316)           -            -            -
                                            ----------   ----------   ----------   ----------   ----------

Net income (loss)                           $      697   $   (8,539)  $   (1,755)  $      (96)  $    1,944
                                            ==========   ==========   ==========   ==========   ==========

Weighted average shares outstanding
  Basic                                      6,934,367    6,933,477    6,925,812    6,486,667    6,400,000
  Diluted                                    7,451,813    6,933,477    6,925,812    6,486,667    6,400,000
Earnings (loss) per share
  Basic                                     $     0.10   $    (1.23)  $    (0.25)  $    (0.01)  $     0.30
  Diluted                                         0.09        (1.23)       (0.25)       (0.01)        0.30

                                                                      DECEMBER 31,
                                          ------------------------------------------------------------------
                                               2001        2000(1)     1999(2)     1998(3)(4)     1997(3)

BALANCE SHEET DATA:

Invested assets                             $  101,085   $   90,500   $  150,272   $  133,831   $  120,041
Total assets                                   237,354      211,120      206,092      164,073      146,699
Total policy liabilities                       195,981      191,773      182,783      153,751      130,450
Shareholders' equity                             3,794          513        3,953        8,995        4,549


(1) Comparison of selected consolidated financial data in the table is affected by the ceding through coinsurance of several blocks of life and annuity business to Employers Reassurance Corporation and North America Life Insurance Company effective August 31, 2000 and November 30, 2000, respectively. Items primarily affected by the ceded blocks include premium income, investment income and benefits incurred.



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

(5) Other expenses for the years ended December 31, 2001, 2000 and 1999 are net of expense reimbursements from National Prearranged Services in the amount of $2,582, $2,517 and $2,685, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and related notes, and other financial information included elsewhere in this report.


OVERVIEW

Forever Enterprises, Inc., through its subsidiaries, owns and operates combination funeral home and cemetery properties, produces and markets multimedia Life Stories, operates an Internet marketing site and operates life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly owned life insurance subsidiaries.

In connection with our acquisition of Forever Network, Inc. and its subsidiaries on March 9, 2000, we acquired three cemetery/funeral home combination properties located in Los Angeles, California and St. Louis and Kansas City, Missouri, a funeral home located in Kirkwood, Missouri that is leased to Service Corporation International, the Cremation Society of
St. Louis, the Cremation Specialists of Los Angeles and Forever Cremation Society of Kansas City. On December 21, 2002, we acquired the operating assets of another cemetery property in St. Louis, Missouri. In addition, Forever Network sells, archives and displays digital interactive Life Stories viewed at Company cemetery/funeral homes and on the Internet at www.forevernetwork.com. Forever Network currently maintains over 6,500
----------------------
client Life Stories that are available for viewing on the Internet site. The Forever Network website averaged more than

13,000 hits (visits) per day during the year ended December 31, 2001. The acquisition of Forever Network was accounted for in a manner that is similar to a pooling-of-interests.

Our revenues from the cemetery and memorialization business are principally derived from products and services sold in connection with funerals and burials and revenues derived from Life Stories sold at our four properties and our website, www.forevernetwork.com. Larger contributors to cemetery
                 ----------------------
revenues include interment rights (grave, entombment, and inurnment spaces), grave markers and monuments, services related to visitation and burial, burial containers (caskets and burial vaults) and Life Story services. Revenues at newly acquired properties are expected to ramp up to sustainable profitability levels, and to grow at more normal levels within six-twelve months of operations.

Expenses for our cemetery operation include the cost to provide the merchandise or service pertaining to the funeral, burial or Life Story. Caskets, markers/monuments, professional services and editing services are some of the primary items. Other expenses relate to selling and marketing, such as commissions and advertising, general and administrative operations wages, insurance, supplies, utilities, maintenance wages, equipment and interest. Management's operating plans call for each of these categories to meet certain budgeted ratios as a percentage of revenues. Certain expenses may carry higher ratios in the earlier stages of operation under our plan. Our newly acquired properties' expenses are generally expected to reach normal sustainable levels within six-twelve months.

Our life insurance subsidiaries primarily write policies purchased by our affiliate, National Prearranged Services, in connection with National Prearranged Services' sale of prearranged funeral contracts. During 2001, we derived revenues primarily from investment income, ceding allowances and premiums on retained business, in comparison to 2000 and 1999, where we derived revenues primarily from direct premiums on insurance policies generated by National Prearranged Services. Looking forward, we expect insurance revenues to remain relatively level. Investment income and realized investment gains will continue to contribute significantly to total revenues in the future.

Expenses for our insurance operation during 2001 consisted primarily of administrative costs associated with life insurance company operations, as compared to 2000 and 1999, where expenses consisted principally of benefits paid or accrued, commissions on the sale of policies and general and administrative costs associated with life insurance company operations. Although general and administrative costs have increased in accordance with the growth in our business, we believe our infrastructure will support increasing levels of internal revenue growth without the need for general and administrative expenses to increase at a similar rate.

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

Our strategy is to increase shareholder value by growing our funeral/cemetery/memorialization and insurance business through:
(1) acquisitions and operation of cemetery properties in targeted metropolitan areas; (2) growth of our Internet and cemetery business through the increased traffic and brand recognition generated from implementing our marketing and operational systems; and (3) expense allowance receipts on life insurance policies ceded to other companies. Our ability to acquire properties and policies will be dependent upon (among other things) our ability to identify, negotiate and complete transactions of favorable values, arrange necessary financing and integrate and manage the acquisitions after completion, including preserving customer relationships. There can be no assurance that we will successfully execute our strategy.


RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2001 and 2000

CEMETERY OPERATIONS

The following table compares selected financial information as of or for the years ended December 31, 2001 and 2000 that has been adjusted to consistently reflect the impact of Staff Accounting Bulletin 101 for both years on the cemetery segment of the business. Included in the table below is a category labeled "Deferred Revenue" which represents revenue associated with cemetery/funeral home properties which cannot be recognized as income in the current year. Deferred revenue represents future streams of income (and to some extent positive cash flow) which will be recognized as services are completed and/or merchandise delivered.

                                                                         2001 VS. 2000
                                       2001               2000             VARIANCE

Revenues
  Pre SAB 101                      $ 7,999,324        $ 7,767,719        $   231,605
  Post SAB 101                       7,492,261          6,333,007          1,159,254

Cost of sales
  Pre SAB 101                        2,042,249          2,472,102           (429,853)
  Post SAB 101                       2,158,639          1,815,588            343,051

Selling, general & administrative
  Pre SAB 101                        5,037,865          6,953,527         (1,915,662)
  Post SAB 101                       5,093,244          6,789,106         (1,695,862)

Income (loss)
  Pre SAB 101                          425,724         (1,085,019)         1,510,743
  Post SAB 101                         328,307         (1,698,796)         2,027,103

Total assets (at year-end)
  Pre SAB 101                       14,917,739         16,095,853         (1,178,114)
  Post SAB 101                      14,917,739         16,095,853         (1,178,114)

Deferred Revenue                     5,574,815          4,696,391            878,424
(at year-end)


Cemetery revenues increased approximately $1.2 million, or 18.3%, in the year ended December 31, 2001 compared to 2000. The increase was largely attributable to more effective marketing and increased sales of certain cemetery and memorialization products and services. The increase also was due to the positive effect of deferred revenue being recognized on installment contracts as they were paid in full and merchandise delivered.

Cost of sales increased approximately $343,000, or 18.9%, from $1.8 million in 2000, to $2.1 million in 2001, due primarily to increased cemetery sales. Cost of sales as a percentage of revenues increased slightly to 28.8% for the year ended December 31, 2001 compared to 28.7% for the previous year.

Selling, general and administrative expenses decreased $1.7 million, or 25.0% from $6.8 million for the year ended December 31, 2000, to $5.1 million, in 2001 due to cost reduction efforts and improved operating efficiencies which required fewer resources. As a percentage of revenues, selling, general and administrative costs declined to 68.0% for the year ended December 31, 2001, from 107.2% for the year ended December 31, 2000 due to more efficient deployment of company resources and certain economies of scale.

Our income before income taxes increased approximately $2.0 million in the year ended December 31, 2001 compared to 2000. The operating loss as a percentage of revenues improved from a loss of 26.8% in 2000 to income of 4.4% in 2001. This was due to increased revenues and operating cost containment.

Total assets decreased from $16.1 million at December 31, 2000 to $14.9 million at December 31, 2001 due largely to the exclusion of certain assets which were included at December 31, 2000, but are now included in the Corporate segment.

INSURANCE OPERATIONS

Insurance revenues decreased approximately $17.3 million, or 39.3%, in the year ended December 31, 2001 compared to 2000. The decrease was attributable to a shift in the types of insurance products sold (from single premium policies to limited pay policies) and our reinsurance of significant blocks of our life insurance policies.

Our premium income decreased approximately $29.2 million, or 79.0%, in the year ended December 31, 2001 compared to 2000. The decrease was primarily attributable to reinsurance of significant blocks of our life insurance policies. It was also impacted by a shift in the relative proportions of policies sold from single premium policies to limited pay business.

Our net investment income and realized gains decreased approximately
$3.0 million, or 45.1%, in the year ended December 31, 2001, versus the previous year. The decrease was attributable to lower holdings of invested assets due to reinsurance transactions.

Our benefit expenses decreased approximately $10.4 million, or 55.1%, in the year ended December 31, 2001 compared to 2000. This decrease was due primarily to the reinsurance agreements entered into during 2000.

Operating income increased $6.5 million in the year ended December 31, 2001 compared to 2000. The change in operating performance was due primarily to the effects on revenues and expenses related to reinsurance transactions.

Total assets increased $10.6 million from $198.0 million at December 31, 2000 to $208.6 million at December 31, 2001, due primarily to the growth of our insurance policies in force during 2000.

MINORITY INTEREST CEMETERY OPERATIONS

Our post-SAB 101 impact equity in the earnings (losses) of Mount Washington Forever for the year ended December 31, 2001 was not recognized in consolidated earnings because our net equity investment in Mount Washington remains in a deficit position. We first acquired an interest in Mount Washington Forever in November 1999, and, therefore, had no share in its earnings prior to that time. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever and is responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever are summarized in the table below.

                                                                     YEAR ENDED
                                        ----------------------------------------------------------------------
                                                 DECEMBER 31, 2001                   DECEMBER 31, 2000
                                        ----------------------------------- ----------------------------------
                                            PRE-SAB           POST-SAB          PRE-SAB           POST-SAB

Revenues                                   $3,662,000        $2,587,000        $4,224,000        $1,885,000
Cost of goods sold                          1,318,000           854,000         1,419,978           485,000
Selling, general and administrative
  expenses                                  2,085,000         1,898,000         2,498,820         1,976,742
Income (loss) from operations                 406,000            41,000            49,506          (644,336)

Deferred revenues post-SAB                                   $4,378,415                          $2,861,355


CORPORATE

Operating losses decreased approximately $808,000, or 25.2%, from a loss of $3.2 million for the year ended December 31, 2000 to a loss of $2.4 million in 2001 due primarily to management fees allocated to an affiliated entity.

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

                                                                   2000 VS. 1999
                                         2000           1999         VARIANCE
Revenues
  Pre SAB 101                       $ 7,767,719     $ 2,793,920     $ 4,973,799
  Post SAB 101                        6,333,007       2,013,690       4,319,317

Cost of sales
  Pre SAB 101                         2,472,102         632,154       1,839,948
  Post SAB 101                        1,815,588         307,509       1,508,079

Selling, general & administrative
  Pre SAB 101                         6,953,527       2,936,956       4,016,571
  Post SAB 101                        6,789,106       2,797,172       3,991,934

Loss
  Pre SAB 101                        (1,085,019)     (1,081,924)         (3,095)
  Post SAB 101                       (1,698,796)     (1,397,725)       (301,071)

Total assets (at year-end)
  Pre SAB 101                        16,095,853      20,035,324      (3,939,471)
  Post SAB 101                       16,095,853      20,035,324      (3,939,471)


Cemetery revenues increased approximately $5.0 million, or 178%, in the year ended December 31, 2000 compared to 1999. The increase was largely attributable to Forever Network's acquisition of an additional 45% interest in Hollywood Forever in December 1999, which brought our total ownership to 90%. Revenues for 2000 at each location also increased compared to the corresponding period in 1999 due to more effective marketing and increased sales of certain cemetery and memorialization products and services. Significant sales of Forever Memorial Life Story products and services sold through Mount Washington Forever, which is 50% owned by Forever, as compared with 1999 also contributed to the positive variance.

Cost of sales increased approximately $1.8 million, or 291%, from $632,000 in 1999, to $2.4 million in 2000, due primarily to increased cemetery sales. Cost of sales as a percentage of revenues increased to 32% for the year ended December 31, 2000 compared to 23% for the previous year due to a higher percentage of memorialization products and services relative to property sales.

Selling, general and administrative expenses increased $4.1 million, or 137%, from $2.9 million for the year ended December 31, 1999, to $7.0 million, in 2000 due to increased variable selling expenses (as a result of increased sales) and additional administrative expenses associated with the acquisition of an additional 45% interest in Hollywood Forever. As a percentage of revenues, selling, general and administrative costs declined to 89.5% for the year ended December 31, 2000, from 105.1% for the year ended December 31, 1999 due to more efficient deployment of company resources and certain economies of scale.

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

INSURANCE OPERATIONS

Insurance revenues decreased approximately $13.2 million, or 23.1%, in the year ended December 31, 2000 compared to 1999. The decrease was attributable to realized losses on investments of $2.8 million, a shift in the types of insurance products sold and our reinsurance of significant blocks of our life insurance policies.

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

Operating loss increased $5.4 million in the year ended December 31, 2000 compared to 1999. The change in operating performance was due primarily to investment losses realized during 2000 and the impairment of assets of approximately $2.6 million.

Total assets increased $8.6 million from $189.4 million at December 31, 1999 to $198.0 million at December 31, 2000, due primarily to the growth of our insurance policies in force during 2000.

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

                                                                 YEAR ENDED
                                          ----------------------------------------------------
                                               DECEMBER 31, 2000         DECEMBER 31, 1999*
                                          ---------------------------  -----------------------
                                             PRE-SAB       POST-SAB     PRE-SAB     POST-SAB
Revenues                                    $4,224,000    $1,885,000    $538,645    $451,370
Cost of goods sold                           1,419,978       485,000     180,970     141,391
Selling, general and administrative
  expenses                                   2,498,820     1,976,742     501,514     482,431
Income (loss) from operations                   49,506      (644,336)    (10,495)    (39,110)


* Forever Network acquired Mt. Washington on November 15, 1999. The amounts above reflect the full year, including the months under previous ownership.

CORPORATE

Operating losses increased approximately $1.0 million, or 38.5%, from a loss of $2.2 million in the year ended December 31, 1999 to a loss of $3.2 million in 2000 due to expenses incurred in connection with the acquisition of Forever Network, Inc. and related investment banking services. Additionally, interest expense for the year increased to $407,000 in 2000 compared with $203,000 for 1999 due to the acquisition of the additional interest in Hollywood Forever.


LIQUIDITY AND CAPITAL RESOURCES

We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12-18 months. Because we are able to significantly increase the volume of pre-need revenues at new properties, and much of those revenues are financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. Our cemetery property in St. Louis, Missouri, which has been actively marketed since 1997, generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Similar positive trends are expected at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings in 2002. We believe that any operating cash requirements for our cemetery properties will be funded through working capital cash on hand or lines of credit.

Certain outstanding lines of credit of our company expire in the first and second quarters of 2002. Currently, we believe that we will be able to renew such lines of credit on terms favorable to us. However, in the event we are unable to renew such lines of credit, we would be required to seek other sources of funding to satisfy our obligations. There can be no assurance that such other sources of funding will be available or available on terms favorable to our company.

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

We have invested significant capital to develop and enhance our Life Story and Internet business and our website www.forevernetwork.com. The Life Story
                                      ----------------------
program is an important part of our cemetery/funeral home business as well as our brand strategy, and is currently contributing to profitability at the cemetery locations. Margins on the Life Story products and services are high and overhead relatively low. The Forever Network website averaged more than 13,000 hits (visits) per day during the year ended December 31, 2001.

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

Our cash requirements for 2002 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the diversity of the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next twelve months.

In February 2002, we acquired an online interactive memorial product and concept, together with all technology and intellectual property associated with the product, along with all contract rights to the distribution and marketing agreement by and between Matthews International Corporation and Heavenly Door Corporation for a cash price of $250,000 financed over 10 years.

We anticipate the management agreement between Forever Enterprises, Inc. and National Prearranged Services entered into in January 2002 will provide sufficient cash above that necessary to meet our monthly repayment obligations under said agreement.

In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time, or to curtail certain proposed activities.

Changes in our consolidated balance sheet between December 31, 2001 and December 31, 2000, reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy.

Policyholder loans increased approximately $160,000 from $1.7 million at December 31, 2000 to $1.8 million at December 31, 2001 due to the accrual of interest on such loans.

Due premiums increased $180,000 from $6.1 million at December 31, 2000 to $6.3 million at December 31, 2001 due to increases in the amount of in-force life insurance policies.

Due from reinsurer increased approximately $12 million due to an increase in funds withheld in relation to the blocks of business ceded to Employers Reassurance Corp., Hannover Life Reassurance Company of America and North America Life Insurance Company.

Assets with a fair value of approximately $7.8 million at December 31, 2001 were on deposit with various state regulatory authorities.

Total cash and investments increased approximately $10.6 million from $90.5 million at December 31, 2000 to $101.1 million at December 31, 2001, primarily due to investments purchased.

Deferred policy acquisition costs decreased approximately $164,000 from $1.4 million at December 31, 2000 to $1.2 million at December 31, 2001, due to decreases in in-force policies and amortization of existing policies.

Accounts receivable increased approximately $1.4 million from $4.2 million at December 31, 2000 to $5.6 million at December 31, 2001 due to increased cemetery/funeral home sales.

Fixed assets increased approximately $173,000 from $6.1 million at December 31, 2000 to $6.3 million at December 31, 2001.

Goodwill decreased approximately $83,000 from $2.3 million at December 31, 2000 to $2.2 million at December 31, 2001 due to amortization.

Future policy benefits increased approximately $8.4 million from $139.3 million at December 31, 2000 to $147.7 million at December 31, 2001. This increase was due to the growth of our reinsured business.

Policyholder deposits decreased approximately $4.2 million from $52.5 million at December 31, 2000 to $48.3 million at December 31, 2001. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company.

Deferred pre-need revenues increased approximately $900,000 from $4.7 million at December 31, 2000 to $5.6 million at December 31, 2001 due to increased sales of deferred revenue items offset by items being recognized in current year revenue.

Deferred tax assets decreased approximately $1.4 million from $5.2 million at December 31, 2000 to $3.8 million at December 31, 2001 due primarily to the effects of our reinsurance agreements, increase in valuation allowance and to deferred taxes on unrealized losses on fixed maturity and equity securities.


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

Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed our revenue recognition policy, as follows: Cemetery interment right sales are recognized as revenue at the time the contract is signed, the cemetery property is developed and a minimum percentage of the purchase price has been collected. Sales of merchandise are recognized at the time the merchandise is delivered or been customized for the customer. Service fee revenues are recognized in the period the services are performed. We defer prearranged funeral and pre-need cemetery costs until the time revenue is recognized. The change in our accounting policies resulting from implementation of Staff Accounting Bulletin No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 (net of a $-0- tax benefit), or $.04 per diluted share recorded on January 1, 2000.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing, but have not determined, the impact of SFAS No. 142 on our financial position and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk exposure is related to our insurance business and changes in interest rates, although we also have certain exposures to changes in equity prices. We have no foreign exchange risk and no direct commodity risk. The active management of market risk is integral to our operations. To manage exposure to market risk, we may rebalance our existing asset or liability portfolios, change the character of our existing asset or liability portfolios, change the character of future investments purchased or use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. Our market risk sensitive instruments are entered into for purposes other than trading.

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

The carrying value of our investment portfolio as of December 31, 2001 was $101.1 million, of which 89.7% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. A 200 basis point decrease in interest rates would have decreased anticipated earnings from operations for the year ended December 31, 2001 by approximately $350,000, which amount represents the decrease of investment income on our investment portfolio. The effect on the market value of the portfolio would be to increase the value by approximately $1.5 million. A 200 basis point increase in interest rates would have decreased anticipated earnings from operations for the year ended December 31, 2001 by approximately $200,000, which amount represents the
                                   - 28 -
increase of investment income on our investment portfolio. The effect on the market value of the portfolio would be to decrease the value by approximately $6 million.

The impact of a change in interest rates to the fair value of our policyholder deposits would be immaterial due to our ability to vary credited interest rates on annuity policies. The liability for future policy benefits of $147.7 million is affected by anticipated investment earnings, but such liability has been excluded from our analysis because it is not considered to be a financial instrument.

EQUITY PRICE RISK

Equity price risk is the risk that we will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2001, we had approximately $1.0 million, or less than 1% of our cash and investments, invested in equity securities. The effect of a ten percent change in equity prices would not materially impact our financial position, results of operations or cash flows.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements listed under the heading "(a)1. Consolidated Financial Statements" in Item 14 hereof, which financial statements are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We previously reported information regarding our change of accountants in a Current Report on Form 8-K, dated September 7, 2001, as amended by Current Report on Form 8-K/A, dated September 20, 2001.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding our executive officers is contained in this report under Item 4A - "Executive Officers of the Registrant," which information is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in our Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership and Reporting Compliance," which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is contained under the caption "Compensation of Executive Officers," included in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained under the caption "Voting Securities and Principal Holders Thereof," in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related
Transactions," in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

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

         2.    Financial Statement Schedules.  The following financial
               -----------------------------
               statement schedules are included as part of this Report immediately following the Consolidated Financial Statements.

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

         3.    Exhibits.  See Exhibit Index immediately preceding the
               --------
               Exhibits filed with this report.

(b)      Reports on Form 8-K.
         -------------------

         We did not file any Current Report on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2002.


                                            FOREVER ENTERPRISES, INC.


                                            By:     /s/ Brent D. Cassity
                                                -----------------------------
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April 2002.


             SIGNATURE                                  TITLE                                DATE
             ---------                                  -----                                ----

     /s/ Brent D. Cassity                   Chief Executive Officer and Director         April 1, 2002
-----------------------------------
         Brent D. Cassity


     /s/ J. Tyler Cassity                   President and Director                       April 1, 2002
-----------------------------------
         J. Tyler Cassity


     /s/ Michael R. Butler                  Chief Financial Officer                      April 1, 2002
-----------------------------------
         Michael R. Butler


     /s/ Howard A. Wittner                  Chairman of the Board, Director              April 1, 2002
-----------------------------------         and Secretary
         Howard A. Wittner


     /s/ Randall K. Sutton                  Vice President, Director and                 April 1, 2002
-----------------------------------         Treasurer
         Randall K. Sutton


     /s/ Paul J. Gallant                    Director                                     April 1, 2002
-----------------------------------
         Paul J. Gallant


     /s/ Oliver C. Boileau, Jr.             Director                                     April 1, 2002
-----------------------------------
         Oliver C. Boileau, Jr.

                                     FOREVER ENTERPRISES, INC.


                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                               Page
                                                                                               ----
THE COMPANY AND SUBSIDIARIES:
-----------------------------


Report of Management.......................................................................... F-1

Independent Auditors' Report - Brown Smith Wallace, LLC....................................... F-2

Independent Auditors' Report - Deloitte & Touche LLP.......................................... F-3

Independent Auditors' Report - Rosenthal Packman & Co., PC ................................... F-4

Consolidated Balance Sheets as of December 31, 2001 and 2000.................................. F-5

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.... F-6

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999..................................................... F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.... F-9

Notes to Consolidated Financial Statements ................................................... F-11

REPORT OF MANAGEMENT


Management is responsible for preparing the Company's financial statements and the other information that appears in this annual report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures, and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Brown Smith Wallace, LLC, audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

The Forever Enterprises, Inc. Board of Directors has an Audit Committee composed of nonmanagement directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.

/s/ Michael R. Butler

Michael R. Butler
Chief Financial Officer
March 28, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Forever Enterprises, Inc. 10 South Brentwood
St. Louis, Missouri 63105

We have audited the accompanying consolidated balance sheet of Forever Enterprises, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedules listed at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. The consolidated financial statements for the year ended December 31, 2000 give retroactive effect to the acquisition by Forever Enterprises, Inc. and subsidiaries of Forever Network, Inc. (formerly Forever Enterprises, Inc.), which has been accounted for like a pooling-of-interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheets of Forever Enterprises, Inc. and subsidiaries as of December 31, 2000 and Forever Network as of December 31, 1999, or the related statements of operations, stockholders' equity and comprehensive income, and cash flows of Forever Enterprises, Inc. and subsidiaries and Forever Network, for the years ended December 31, 2000 and 1999, which statements reflect total assets of $211,119,782 and $20,398,000 as of December 31, 2000 and 1999, respectively, and total revenues of $49,680,937 and $2,793,920 for the years ended
December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Forever Enterprises, Inc. and subsidiaries and Forever Network for 2000 and 1999, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forever Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Brown Smith Wallace, LLC

Brown Smith Wallace, LLC
St. Louis, Missouri
March 28, 2002

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Forever Enterprises, Inc. (Formerly Lincoln Heritage Corporation)
10 South Brentwood
St. Louis, MO 63105

We have audited the consolidated balance sheet of Forever Enterprises, Inc. (the "Company"), (formerly Lincoln Heritage Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed at Item 14(a)(2) as of December 31, 2000 and for the two years in the period ended December 31, 2000. These financial statements and financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the acquisition by the Company of Forever Network, Inc. (formerly Forever Enterprises, Inc.), which has been accounted for like a pooling-of-interests as described in Note 1 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity and comprehensive income, and cash flows of Forever Network for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Forever Network for 1999, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

/s/ Deloitte & Touche, L.L.P.

Deloitte & Touche, L.L.P.
St. Louis, Missouri
April 16, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Forever Enterprises, Inc.:
Saint Louis, Missouri

We have audited the balance sheet (restated) of Forever Enterprises, Inc. (a Missouri corporation and wholly-owned subsidiary of National Heritage Enterprises, Inc.) and subsidiaries as of December 31, 1999, and the related (restated) statements of operations, retained earnings and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forever Enterprises, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Rosenthal, Packman & Co., P.C.

Rosenthal, Packman & Co., P.C.
St. Louis, Missouri
April 19, 2000

FOREVER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                    2001                  2000
CASH AND INVESTMENTS:
  Cash and cash equivalents                                                          $   7,568,099         $  12,034,307
  Fixed maturities available for sale at fair value (amortized cost
    $92,707,536 and $79,034,076, respectively)                                          90,735,727            74,585,516
  Equity securities available for sale at fair value (cost $2,478,528
    and $3,423,438, respectively)                                                          963,055             2,218,227
  Policyholder loans                                                                     1,818,550             1,662,108
                                                                                     -------------         -------------
           Total cash and investments                                                  101,085,431            90,500,158
Trade accounts receivable - net                                                          5,582,093             4,224,968
Current income tax receivable                                                                  -               1,428,393
Inventories                                                                                256,564               304,114
Cemetery property                                                                        3,557,733             3,357,341
Fixed assets - net                                                                       6,308,096             6,135,482
Due from reinsurer                                                                      92,167,215            80,390,373
Deferred policy acquisition costs - net                                                  1,199,802             1,363,737
Due premium                                                                              6,293,127             6,112,012
Goodwill                                                                                 2,175,067             2,258,028
Deferred cost of reinsurance                                                             1,874,715             1,973,379
Deferred tax assets - net                                                                4,433,660             5,164,040
Other assets                                                                            12,420,392             7,907,757
                                                                                     -------------         -------------

TOTAL ASSETS                                                                         $ 237,353,895         $ 211,119,782
                                                                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Line of credit                                                                     $   2,031,172         $     220,000
  Accounts payable and accrued liabilities                                              12,167,361             9,669,048
  Policy liabilities:
    Future policy benefits                                                             147,668,986           139,311,397
    Policyholder deposits                                                               48,312,002            52,461,853
  Deferred pre-need revenues                                                             5,574,815             4,696,391
  Notes payable                                                                         17,805,539             4,247,949
                                                                                     -------------         -------------
           Total liabilities                                                           233,559,875           210,606,638
                                                                                     -------------         -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
  Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued)                  -                     -
  Common stock ($0.01 par value; 30,000,000 shares authorized,
    6,934,934 and 6,933,924 shares issued and outstanding, respectively)                    69,349                69,339
  Additional paid-in capital                                                            10,337,502            10,043,775
  Retained earnings (accumulated deficit)                                               (5,143,602)           (5,840,802)
  Accumulated other comprehensive loss                                                  (1,469,229)           (3,759,168)
                                                                                     -------------         -------------
           Total shareholders' equity                                                    3,794,020               513,144
                                                                                     -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 237,353,895         $ 211,119,782
                                                                                     =============         =============

See notes to the consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                           2001                 2000                 1999
REVENUES:
  Life insurance premiums                                              $  7,386,753         $ 36,603,227         $ 44,606,081
  Investment income - net of expenses                                     3,958,683            9,127,868            9,362,572
  Realized investment gains (losses) - net                                 (583,698)          (2,891,679)           1,438,748
  Cemetery revenues                                                       7,492,261            6,333,007            2,793,920
  Commission and expense allowance                                       15,396,454                  -                    -
  Other revenue                                                                 -                508,514            1,519,200
                                                                       ------------         ------------         ------------
           Total revenues                                                33,650,453           49,680,937           59,720,521
                                                                       ------------         ------------         ------------

BENEFITS AND EXPENSES:
  Policyholder benefits and claims                                        8,325,173           18,792,942           20,167,543
  Increase (decrease) in future policy benefits                          (1,931,910)          11,069,707           13,386,509
  Interest paid on deposit funds                                              4,947            1,628,316            2,287,761
  Selling, general and administrative                                    25,424,705           24,644,310           24,696,048
  Amortization of cost of policies purchased                                163,935              207,771              707,368
  Other operating costs                                                   2,158,639            2,775,690              632,154
                                                                       ------------         ------------         ------------
           Total benefits and expenses                                   34,145,489           59,118,736           61,877,383
                                                                       ------------         ------------         ------------

OTHER:
  Other income (expenses)                                                 1,552,152              409,127              (36,309)
  Interest expense                                                         (724,455)            (413,625)            (217,117)
                                                                       ------------         ------------         ------------
           Total other                                                      827,697               (4,498)            (253,426)
                                                                       ------------         ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                                           332,661           (9,442,297)          (2,410,288)

INCOME TAXES:
  Current                                                                 1,575,877           (1,167,493)             296,743
  Deferred                                                               (1,681,757)             (51,320)            (952,084)
                                                                       ------------         ------------         ------------
           Provision for income tax expense (benefit)                      (105,880)          (1,218,813)            (655,341)
                                                                       ------------         ------------         ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                         438,541           (8,223,484)          (1,754,947)
  Extraordinary item                                                        258,659                  -                    -
  Cumulative effect of accounting change - net of taxes of $-0-                 -               (315,801)                 -
                                                                       ------------         ------------         ------------

NET INCOME (LOSS)                                                      $    697,200         $ (8,539,285)        $ (1,754,947)
                                                                       ============         ============         ============

INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE
  Basic and Diluted                                                    $       0.06         $      (1.23)        $      (0.25)

NET INCOME (LOSS)
  Basic                                                                $       0.10         $      (1.23)        $      (0.25)
  Diluted                                                                      0.09                (1.23)               (0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                   6,934,367            6,933,477            6,925,812
  Diluted                                                                 7,451,813            6,933,477            6,925,812

See notes to consolidated financial statements

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        RETAINED
                                                   TOTAL                         ADDITIONAL     ACCUMULATED OTHER       EARNINGS
                                               SHAREHOLDERS'       COMMON         PAID-IN         COMPREHENSIVE       (ACCUMULATED
                                                   EQUITY          STOCK          CAPITAL         INCOME (LOSS)         DEFICIT)
BALANCE, January 1, 1999                        $ 8,995,068       $69,200       $ 6,711,350        $(2,238,912)        $ 4,453,430

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $120,822                                     119,906                         119,906

  Issuance of shares for stock options               49,721           133            49,588

  Capital contributions                           2,810,744                       2,810,744

  Comprehensive loss, net of tax:
    Net loss                                     (1,754,947)                                                            (1,754,947)

    Change in unrealized gains (losses)
      on available for sale securities,
      net of tax of $3,229,622 and
      reclassification adjustment of
      $1,438,748                                 (6,267,490)                                        (6,267,490)
                                                -----------                                        -----------         -----------
  Total comprehensive loss                       (8,022,437)                                        (6,267,490)         (1,754,947)
                                                -----------       -------       -----------        -----------         -----------

BALANCE, December 31, 1999                        3,953,002        69,333         9,691,588         (8,506,402)          2,698,483

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $124,512                                     241,700                         241,700

  Issuance of shares for stock options                2,493             6             2,487

  Capital contributions                             108,000                         108,000

  Comprehensive loss, net of tax:
    Net loss                                     (8,539,285)                                                            (8,539,285)

    Change in unrealized gains (losses)
      on available for sale securities,
      net of tax of $2,397,725 and
      reclassification adjustment of
      $(2,891,679)                                4,747,234                                          4,747,234
                                                -----------                                        -----------         -----------
  Total comprehensive loss                       (3,792,051)                                         4,747,234          (8,539,285)
                                                -----------       -------       -----------        -----------         -----------

BALANCE, December 31, 2000                          513,144        69,339        10,043,775         (3,759,168)         (5,840,802)


                                                                                                                        (Continued)



FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        RETAINED
                                                   TOTAL                         ADDITIONAL     ACCUMULATED OTHER       EARNINGS
                                               SHAREHOLDERS'       COMMON         PAID-IN         COMPREHENSIVE       (ACCUMULATED
                                                   EQUITY          STOCK          CAPITAL         INCOME (LOSS)         DEFICIT)
BALANCE, December 31, 2000                      $  513,144        $69,339       $10,043,775        $(3,759,168)        $(5,840,802)

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $53,978                                     291,700                          291,700

  Issuance of shares for stock options               2,037             10             2,027

  Comprehensive income, net of tax:
    Net income                                     697,200                                                                 697,200

    Change in unrealized gains (losses)
      on available for sales securities,
      net of tax of $1,179,665 and
      reclassification adjustment of
      $0                                         2,289,939                                           2,289,939
                                                ----------                                         -----------         -----------
  Total comprehensive income                     2,987,139                                           2,289,939             697,200
                                                ----------        -------       -----------        -----------         -----------

BALANCE, December 31, 2001                      $3,794,020        $69,349       $10,337,502        $(1,469,229)        $(5,143,602)
                                                ==========        =======       ===========        ===========         ===========


See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                        2001                 2000                 1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                                                 $    697,200         $ (8,539,285)        $ (1,754,947)
  Adjustments to reconcile net income to
   cash from operating activities:
    Cumulative effect of accounting change                                     -              315,801                    -
    Extraordinary gain                                                  (258,659)                   -                    -
    Loss in equity investment                                                  -               49,506              447,691
    Realized investment losses (gains)                                 1,759,453            2,891,679           (1,438,748)
    Gain on sale of policies                                                   -                    -           (1,177,810)
    Accretion of discount on investments                                (913,908)            (272,392)            (310,104)
    Depreciation and amortization                                        991,147            1,012,719            1,540,044
    Deferred income taxes                                             (1,749,184)             (51,320)            (952,084)
    Deferred compensation                                                237,722              366,212              200,220
    Changes in operating assets and liabilities net
     of effects of reinsurance, acquisitions and
     divestitures:
      Trade accounts receivable                                       (1,284,753)            (790,029)          (1,494,748)
      Deferred acquisition cost, net                                     163,935           (1,629,244)          (3,456,093)
      Due premiums                                                       (97,591)          (2,583,764)                   -
      Cemetery property                                                  322,248              211,604                    -
      Inventories                                                         60,050              163,185           (1,758,408)
      Other assets                                                       344,380           (2,345,008)          (2,566,024)
      Future policy benefits and deposit funds                         2,226,274            6,057,952            5,492,920
      Funds withheld from reinsurer                                   (9,676,547)         (29,669,652)                   -
      Deferred pre-need revenues                                         601,265              459,603                    -
      Other liabilities                                               (3,127,043)          (1,306,920)           7,351,361
                                                                    ------------         ------------         ------------

      Net cash from operating activities                              (9,704,011)         (35,659,353)             123,270

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales and maturities of available
   for sale investments                                               48,224,385           69,080,117           66,802,046
  Cost of investments purchased                                      (59,141,488)         (37,707,190)         (83,608,096)
  Purchase of fixed assets                                              (955,166)          (1,341,471)          (2,517,882)
  Acquisitions/dispositions, net of subsidiaries                        (577,081)            (482,654)           3,583,919
  Net cash received (paid) for acquisition
   of life policies                                                            -                    -           (3,533,843)
  Increase in investment in subsidiaries                                       -                    -           (2,211,353)
  Increase in policyholder loans, net of the effects
   of reinsurance                                                              -           (3,616,476)          (5,445,370)
  Other - net                                                         (1,551,214)          (1,721,823)            (221,324)
                                                                    ------------         ------------         ------------

      Net cash from investing activities                             (14,000,564)          24,210,503          (27,151,903)

See notes to consolidated financial statements.
                                                                                                                (Continued)





FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                        2001                2000                  1999
CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Issuance of shares for stock options                                    2,037                2,493               49,721
   Proceeds from (repayment of) long-term debt                        19,236,330             (339,341)           4,040,108
   Contribution to paid-in capital                                             -              108,000            2,810,744
                                                                    ------------         ------------         ------------

      Net cash from financing activities                              19,238,367             (228,848)           6,900,573
                                                                    ------------         ------------         ------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                          (4,466,208)         (11,677,698)         (20,128,060)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                    12,034,307           23,712,005           43,840,065
                                                                    ------------         ------------         ------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                        $  7,568,099         $ 12,034,307         $ 23,712,005
                                                                    ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION -
  Income taxes paid                                                 $    257,000         $    674,735         $     17,562
                                                                    ============         ============         ============

  Interest expense paid                                             $    377,029         $    379,240         $    202,295
                                                                    ============         ============         ============


See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------


 1.   BUSINESS

      Forever Enterprises, Inc. and its wholly owned subsidiaries (collectively, the "Company") own and operate funeral home and cemetery properties; market, archive and display digital interactive life stories viewed at company properties and on the Internet; and issue life insurance contracts principally to fund pre-need funeral contracts.

      The Company's four cemetery/funeral home properties provide cemetery interment rights, sell cemetery-related merchandise and provide funeral services and merchandise. The Company sells pre-need and at need contracts whereby a customer contractually agrees to purchase internment rights, merchandise, multimedia biographies and/or burial related services.

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



 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. The Company's fifty- percent investment in Mount Washington Forever, L.L.C. is accounted for under the equity method in 2001 and 2000. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2001 and 2000 presentations.

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

      In order to increase the Company's return on investments and improve its liquidity, the Company enters into overnight reverse repurchase agreements. The Company purchases U.S. Treasury notes under agreements to resell such U.S. Treasury notes on a daily basis. The Company does not take possession of any securities and records such purchases as a book entry only. The amount at risk on a daily basis, in the event of default by the counterparty, is minimal as the carrying value of the underlying securities approximates the fair value of such securities. At December 31, 2001 and 2000, the carrying amount of overnight reverse repurchase agreements was $3,219,747 and $867,240, respectively.

      GOODWILL - Goodwill represents the excess of cost over the fair value of net assets acquired in acquisitions accounted for using the purchase method. Such amounts are being amortized on the straight-line basis as charges to income over 5 to 30 years. Amortization expense was $82,851, $144,657 and $68,356 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization was $201,186 and $118,335 as of December 31, 2001 and 2000, respectively.

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

      COST OF POLICIES ACQUIRED - The cost of policies acquired represents the actuarially determined present value of projected future cash flows from acquired policies. The projected future cash flows are based on actuarially determined projections of future premiums, mortality, surrenders, operating expenses, investment yields and other factors. The projections consider all known or expected factors at the acquisition date. Actual experience may vary from projections due to differences in premiums collected, investment spread, mortality costs and other factors and any such differences are recorded in the period they are determined. Interest is accrued on the unamortized balance at 7.5% per annum. The amounts are amortized over the lives of the acquired policies in relation to the remaining present value of the future cash flows from such policies.

      PROPERTY AND EQUIPMENT - Property and equipment is carried at depreciated cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from three to thirty years.

      FUTURE POLICY BENEFITS - Future policy benefits are amounts that, when accumulated with interest and future premiums, will provide for the payment of benefits arising out of the insurance in-force. The liabilities for future policy benefits for limited pay life policies are computed using the net-level premium method which is based upon assumptions as to investment yields, mortality and withdrawals. Assumptions are based principally on modifications of the ultimate tables in common usage in the industry. Interest assumptions are 8% per annum in years one (1) through five (5), graded downward to 7.5% per annum in years six (6) through fifteen (15) and remain at 7.5% per annum thereafter.

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

      PARTICIPATING POLICIES - Participating policies represented 99% and 85% of the life insurance in-force at December 31, 2001 and 2000 , respectively. Determination of dividends on participating policies is not dependent on any factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. We pay policyholder dividends on blocks of business that we acquired from World Insurance Company and Woodmen Accident and Life Company, however, any such dividends paid in 2001 are now recovered through ceding of these polices to North America Life Insurance Company. Policyholder dividends of $-0-, $76,617 and $108,396 were paid for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      The parent company, Forever Enterprises, Inc. is included in the National Heritage Enterprises tax return. The insurance companies file a separate tax return. Taxes are accounted for as if each company filed on a stand-alone basis.

      ACCOUNTS RECEIVABLE - Accounts receivable consist of receivables from cemetery customers who pre-purchase cemetery property and merchandise and are paying the balance on an installment basis. Customers who purchase cemetery property and merchandise on an at-need basis must pay the entire purchase amount at the time of sale.

      CEMETERY PROPERTY - Cemetery property consists of developed and undeveloped cemetery property and is valued at cost. Repairs and maintenance are charged to expense as incurred, whereas major improvements are capitalized. Cemetery property is expensed as sales of cemetery plots occur. Mausoleum inventory is the cost of unsold mausoleum crypts and niches. Mausoleum inventories are expensed as sales of crypts and niches occur. A portion of the cost of the mausoleum is included in property on the accompanying consolidated balance sheets and is being depreciated over the useful life of the mausoleum.

      DEFERRED PRE-NEED REVENUE - As each pre-need funeral contract is entered into, the face amount of certain items is recorded as deferred revenue. At the time of need (fulfillment of the contract), revenue is recognized for the full amount of the contract. See "Revenue/Expense Recognition for Cemetery Operations" below for further explanation.

      DEFERRED SOFTWARE DEVELOPMENT COSTS - Costs expended to develop the software used to process and display the Forever Life Stories have been deferred and are being amortized over the estimated useful life of the software of three years. Deferred software development costs are included in other assets in the accompanying consolidated balance sheets.

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

      Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed its revenue recognition policy, as follows: Cemetery interment right sales are recognized as revenue at the time the contract is signed, the cemetery property is developed and a minimum percentage of the purchase price has been collected. Sales of merchandise are recognized at the time the merchandise is delivered or been customized for the customer. Service fee revenues are recognized in the period the services are performed. The Company defers certain prearranged funeral and pre-need cemetery costs until the time revenue is recognized. The change in the Company's accounting policies resulting from implementation of Staff Accounting Bulletin No. 101 was treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 (net of a $-0- tax benefit), or $.04 per share (basic and diluted) recorded on January 1, 2000. The following table shows the unaudited pro forma effects of retroactive application using the newly adopted accounting policies compared to historical results for the year ended December 31, 1999.

                                                  PRO FORMA        HISTORICAL
        Revenues                                $58,940,291       $59,720,521
        Net loss                                 (2,070,748)       (1,754,947)
        Loss per share - basic and diluted            (0.30)            (0.25)


      OTHER INCOME - Other income includes rental income from leased property, interest income from certain trust accounts, miscellaneous income and in 2001 and 2000, Forever Network's 50% share of earnings from investment in Mount Washington Forever L.L.C. For 2001, net income for Mount Washington was $40,965. Our share of equity was not recognized in consolidated earnings since our net equity investment in Mount Washington Forever remains in a deficit position. For 2000, net loss for Mount Washington Forever was $(644,336). The Company recognized its share of loss in 2000 up to the amount of its investment of $49,506.

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

      NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net loss per share includes the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. For 2001, potential common shares of 517,446 were considered to be dilutive and were included in the calculation of net income per share. For 2000 and 1999, potential common shares of 1,061,638 and 331,616, respectively, were considered to be anti-dilutive and were excluded from the calculation of diluted net loss per share.

      STOCK BASED COMPENSATION - The Company has elected to follow the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost is recognized for options issued when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the Company discloses the pro forma effect on net income and earnings per share as if the Company had adopted SFAS No. 123.

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

      Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed our revenue recognition policy. See "Revenue/Expense Recognition for Cemetery Operations" described earlier in this section. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 has had no effect on our financial position, results of operations or cash flows.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing, and have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

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

 3.   ACQUISITIONS AND DISPOSITIONS

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

      During 1999, the Company completed two acquisitions using the purchase method of accounting. It indirectly increased its ownership in Hollywood Forever, Inc. from 45% to 90% on December 8, 1999 for a purchase price of approximately $2,900,000. In connection with the acquisition, the Company recorded approximately $1,800,000 in goodwill which was amortized on the straight-line basis over thirty years through December 31, 2001. Effective January 1, 2002, we will follow the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In November 1999, Mount Washington Forever, Inc. was created and acquired a cemetery property located in Kansas City, Missouri known as Mount Washington Cemetery for $1,200,000 with debt. Effective January 1, 2000, 50% of the interest in Mount Washington Forever, Inc. was sold to an unaffiliated company for a capital contribution of $50,000 without gain or loss. In 2000, the accounts of Mount Washington Forever, Inc. have been accounted for using the equity method.

      On May 15, 2000, the Company purchased all the outstanding shares of capital stock of Liberty Standard Life Insurance Company ("LSLife") for $1.1 million. As of that date, LSLife had approximately $3.9 million in assets and $4.1 million in liabilities. The excess of the purchase price over the net assets acquired was recorded as goodwill. The Company then executed a reinsurance agreement between Memorial and LSLife whereby all of LSLife's insurance policies in force were reinsured by Memorial. On December 18, 2000, the Company sold all of the outstanding capital stock of LSLife (subsequently renamed North America Life Insurance Company of Texas ("NAL")) to a company controlled by a former officer of the Company concurrent with the execution of several reinsurance agreements (see Note 5). The Company recognized a loss of approximately $200,000 on the sale of LSLife.

      On December 21, 2001, we acquired from ECI Services of Missouri, Inc. all of the operating assets of Oak Hill Cemetery located in Kirkwood, Missouri for a cash price of $550,000.

      All acquisitions described above were accounted for by the purchase method of accounting. The results of operations have been included in the consolidated financial statements from their respective dates of purchase.

 4.   INVESTMENTS

      The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 2001 were as follows:

                                                 COST OR            GROSS             GROSS            ESTIMATED
                                                AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                                  COST              GAINS            LOSSES              VALUE
      Fixed maturity securities:
        Corporate bonds                        $33,780,105       $  517,883       $(2,607,791)       $31,690,197
        Mortgage backed securities              50,428,638        1,164,294          (682,751)        50,910,181
        U.S. Government                          8,498,793          142,800          (506,244)         8,135,349
                                               -----------       ----------       -----------        -----------

                 Total fixed maturity
                   securities                   92,707,536        1,824,977        (3,796,786)        90,735,727
                                               -----------       ----------       -----------        -----------

      Equity securities:
        Preferred stock                            711,628           36,880           (52,883)           695,625
        Common stock                             1,766,900              -          (1,499,470)           267,430
                                               -----------       ----------       -----------        -----------

                 Total equity securities         2,478,528           36,880        (1,552,353)           963,055
                                               -----------       ----------       -----------        -----------

                 Total                         $95,186,064       $1,861,857       $(5,349,139)       $91,698,782
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

      Equity securities
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
                                               ===========       ==========       ===========        ===========

      The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2001, by contractual maturity date are shown below. Expected maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AMORTIZED           ESTIMATED
                                                                  COST            FAIR VALUE
      In one year or less                                     $ 3,488,728        $ 3,266,900
      In years two through five                                 8,631,331          8,112,031
      In years six through ten                                  5,214,594          4,988,203
      After ten years                                          24,944,245         23,458,412
      Mortgage backed securities                               50,428,638         50,910,181
                                                              -----------        -----------

                 Total                                        $92,707,536        $90,735,727
                                                              ===========        ===========

      Investments in fixed maturities or equity securities in any single entity with unrealized losses of more than 10% of shareholders' equity at December 31, 2001, other than investments issued or guaranteed by the United States government or a United States government agency, were as follows:

                                                               AMORTIZED           ESTIMATED
                                                                  COST            FAIR VALUE
      Fairfax Financial Holdings                              $ 2,671,500        $ 2,220,000
      CNA Financial Corp.                                       1,451,348          1,079,403
      AT&T Canada, Inc.                                         1,324,178            945,000
      Transnational Financial Network Corporation                 937,800             70,000

      The Company invests in both investment grade and below investment grade fixed maturity securities. At December 31, 2001, less than 2% of the book value of the Company's fixed maturity investments consisted of below investment grade securities.

      Assets with a fair value of $7,802,977 at December 31, 2001 were on deposit with various state regulatory authorities. Assets with a fair value of $38,100,638 at December 31, 2001 were restricted as to use for the acquired Woodmen Block, World Block, the FSLife Block and other assumed business.

      Major categories of investment income (loss) consisted of the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                   2001                2000                1999
      Fixed maturities                                         $ 7,780,957         $ 6,811,924         $ 7,342,209
      Equities                                                      32,186             180,726              67,732
      Policyholder loans                                           132,702           1,445,944           1,226,718
      Short-term investments                                    (3,849,861)          1,042,822             954,645
                                                               -----------         -----------         -----------

      Gross investment income                                    4,095,984           9,481,416           9,591,304
      Investment expenses                                          137,301             353,548             228,732
                                                               -----------         -----------         -----------

                 Net investment income                         $ 3,958,683         $ 9,127,868         $ 9,362,572
                                                               ===========         ===========         ===========

      Gross realized investment gains (losses) consisted of the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                   2001                2000                1999
      Gross realized gains                                     $   386,593         $ 2,954,530         $ 6,367,307
      Gross realized losses                                       (970,291)         (5,846,209)         (4,928,559)
                                                               -----------         -----------         -----------

                 Net realized investment gains (losses)        $  (583,698)        $(2,891,679)        $ 1,438,748
                                                               ===========         ===========         ===========

      Proceeds from disposals of investments in fixed maturity and equity securities during the years ended December 31, 2001, 2000 and 1999 were $48,062,634, $65,550,586 and $62,736,799, respectively.

 5.   REINSURANCE

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

      In August 2000, the Company entered into a coinsurance agreement with Employers Reassurance Corporation ("ERC") whereby the Company ceded certain life insurance policies with approximately $72.4 million of net policy liabilities. The Company transferred funds of approximately $29.7 million and policy loans of $23.0 million net of a $15 million ceding commission to the reinsurer in connection with this coinsurance agreement. The Company also recovered $19.6 million of deferred policy acquisition costs. This coinsurance agreement includes experience refund provisions whereby the Company may earn up to an additional $16 million of ceding commissions in varying amounts each year through 2010 subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve the Company from its obligations to its policyholders and accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $78.3 million of the reinsurance receivable as of December 31, 2001 was related to the agreement with ERC.

      In November 2000, the Company entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby the Company ceded blocks of certain direct written life insurance policies and all of its assumed life insurance and annuity policies with approximately $64.8 million of policy liabilities net of related cost of policies acquired of $4.1 million and deferred policy acquisition costs of $1.0 million. The Company segregated funds of approximately $61.2 million in a trust account for the benefit of the reinsurer and transferred funds of approximately $400,000. The segregated funds were approximately $42.6 million as of December 31, 2001. The funds withheld are presented net of amounts due from the reinsurer in the Company's consolidated financial statements. The Company also entered into a 100% coinsurance agreement with NAL effective September 1, 2000, whereby substantially all of the policies issued by the Company that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve the Company from its obligations to its policyholders and accordingly, the cost of the coinsurance agreements of approximately $1.9 million was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $13.8 million of the reinsurance receivable as of December 31, 2001 was related to the agreements with NAL and Hannover.

      Since the Company's reinsurance contracts do not relieve the Company from its obligation to its policyholders, failure of reinsurers to honor their obligations could result in losses to the Company. Consequently, allowances are established for amounts due from reinsurers that are deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurance insolvencies. Future amounts due from reinsurers was approximately $92.2 million and $80.4 million at December 31, 2001 and 2000, respectively. Reinsurance receivables were $669,000 and $1,069,000 at December 31, 2001 and 2000, respectively. Reinsurance payables were $448,000 and $1,098,000 at December 31, 2001 and 2000, respectively.

      The effects of reinsurance on premiums earned were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                 2001                 2000                 1999
      Direct                                 $ 49,363,165         $ 48,397,420         $ 44,217,113
      Reinsurance assumed                      19,818,088           17,244,899              911,890
      Reinsurance ceded                       (61,794,500)         (29,039,092)            (522,922)
                                             ------------         ------------         ------------

                 Life premiums earned        $  7,386,753         $ 36,603,227         $ 44,606,081
                                             ============         ============         ============

      Death benefits incurred on the business assumed were $15,106,661, $16,377,951 and $849,093 for the years ended December 31, 2001, 2000 and 1999, respectively. Recoveries of death benefits under reinsurance agreements were $32,642,698, $10,638,750 and $599,147 during 2001,
      2000 and 1999, respectively.

 6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving off-balance sheet financial instruments. The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The methods and assumptions used to estimate the fair value of financial instruments are as follows:

         (i) The carrying value of cash and cash equivalents approximates fair value due to the short maturities of these investments;
         (ii) Fair values of fixed maturities and equity securities with active markets are based on quoted market prices. For investments not actively traded, fair values were estimated using values obtained from independent pricing services;
         (iii) The carrying value of accounts receivable and payable and premiums received in advance approximates fair value due to their relatively short maturities;
         (iv) The carrying amount of policyholder deposits approximates their fair value due to the Company's ability to adjust the rate at which interest is credited to the accounts; and
         (v) The carrying amount of the notes payable approximates fair value because of the use of variable rates on some debt and the consistency of current rates compared to fixed rates and relatively near term maturity dates.

      Policyholder loans had an interest rate of 8% as of December 31, 2001 and 2000, and had no specified maturity dates. These loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

      The fair value and carrying amount of the Company's financial instruments are presented as follows:

                                                                       DECEMBER 31,
                                            --------------------------------------------------------------------
                                                         2001                                  2000
                                            ------------------------------        ------------------------------
                                                FAIR             CARRYING             FAIR             CARRYING
                                               VALUE              AMOUNT             VALUE              AMOUNT
      Cash and cash equivalents             $ 7,568,099        $ 7,568,099        $12,034,307        $12,034,307
      Fixed maturity securities              90,735,727         90,735,727         74,585,516         74,585,516
      Equity securities                         963,055            963,055          2,218,227          2,218,227
      Accounts receivable                     5,582,093          5,582,093          4,224,968          4,224,968
      Policyholder loans                      1,818,550          1,818,550          1,662,108          1,662,108
      Policyholder deposits                  48,312,002         48,312,002         52,461,853         52,461,853
      Premiums received in
        advance                               1,283,359          1,283,359          1,860,338          1,860,338
      Notes payable and line of
        credit                               19,836,711         19,836,711          4,467,949          4,467,949


7.    LINE OF CREDIT AND NOTES PAYABLE

      Debt at December 31, consisted of the following:

                                                                      2001              2000
      Line of credit - payable to bank                            $   220,000        $  220,000
      Line of credit - payable to Merrill Lynch                     1,811,172               -
                                                                  -----------        ----------

                 Total lines of credit                              2,031,172           220,000
                                                                  -----------        ----------

      Notes payable to bank                                         2,030,340         2,086,424
      Notes payable related to Hollywood Forever                    1,597,335         2,105,881
      Notes payable related to Forever Oak Hill                       577,864               -
      Notes payable related to Employers Reassurance               13,600,000               -
      Other                                                               -              55,644
                                                                  -----------        ----------

                 Total notes payable                               17,805,539         4,247,949
                                                                  -----------        ----------

                 Total                                            $19,836,711        $4,467,949
                                                                  ===========        ==========


      The Company has a line of credit of $250,000, of which $220,000 was outstanding at December 31, 2001 and 2000. The facility expires on April 30, 2002 (the line of credit is renewable on a yearly basis subject to the discretion of Allegiant Bank) and incurs interest at the lender's corporate market rate of interest plus .25%. This rate was 5.5% at December 31, 2001. The Company also has a note payable to the same financial institution for an initial amount of $2,250,000. Principal payments of $4,674 are due monthly along with interest at the lender's corporate market rate of interest (5.25% at December 31, 2001) with a final payment due on January 5, 2003.

      On March 6, 2001, the Company entered into a line of credit agreement for $2,000,000, of which $1,811,172 was outstanding at December 31, 2001. The facility expires on March 31, 2002 (we anticipate the line of credit will be renewed effective April 1, 2002) and incurs interest monthly on the unpaid balance equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (4.18% at December 31, 2001) as published in The Wall Street Journal.

      The Company has a loan agreement with a reinsurer whereby the Company may borrow varying amounts which decline each year until the agreement expires in 2009. On July 18, 2001, we borrowed $13.6 million from Employers Reassurance Corporation ("ERC") pursuant to the terms of the reinsurance agreement with ERC. Principal payments of varying amounts are due annually on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (4.38% at December 31, 2001). We anticipate using the ceding commissions generated by the experience refunds provisions mentioned in Note 5 to meet our annual repayment obligation. The Company has pledged all of its stock in Memorial Service Life Insurance Company as security for any advances under this agreement.

      Various notes payable to companies owned by the previous investment partners in Hollywood Forever incurred in connection with the purchase of an additional 45% interest in Hollywood Forever, Inc. on December 8, 1999 were settled in full for $1,653,988 on June 5, 2001, resulting in an extraordinary gain of $258,659. Concurrent with the retirement of this debt, the Company entered into a note payable with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/98 - Trust IV. Payments of $19,633 are due monthly until the principal balance of the notes is paid in full. The interest rate on these notes is 7.5% per annum. On December 21, 2001, the Company entered into another note payable with the same lender in the amount of $577,864 in conjunction with the purchase of Forever Oak Hill Cemetery. Payments of $5,357 are due monthly along with interest at the rate of 7.5% with a final payment due on December 21, 2006.

      Aggregate debt maturities for the years ending December 31 are as follows:

      2002                                             $ 4,328,795
      2003                                               4,126,785
      2004                                               1,964,369
      2005                                               1,877,129
      2006                                               2,342,169
                                                       -----------

                Total                                  $14,639,247
                                                       ===========

 8.   DEFERRED POLICY ACQUISITION COSTS AND COSTS OF POLICIES ACQUIRED

      DEFERRED POLICY ACQUISITION COSTS - Deferred policy acquisition costs ("DPAC") and the components of the change in DPAC were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                         2001                2000                 1999
      Balance, beginning of year                     $ 1,363,737         $ 20,337,571         $ 16,881,478
      Change in balance:
        Deferrals                                      7,155,967            4,634,512            8,153,806
        Amortization                                    (671,444)          (3,004,476)          (4,697,713)
        Recovered under reinsurance contracts         (6,648,458)         (20,603,870)                 -
                                                     -----------         ------------         ------------

        Net change                                      (163,935)         (18,973,834)           3,456,093
                                                     -----------         ------------         ------------

      Balance, end of year                           $ 1,199,802         $  1,363,737         $ 20,337,571
                                                     ===========         ============         ============

      Approximately 90% of deferred costs are commissions paid to NPS, or NPS Agency, related parties. Other costs include expenses related to the acquisition and issuance of new policies, such as the printing of policy forms and underwriting expenses.

      COST OF POLICIES ACQUIRED - The cost of policies acquired ("CPA") and the components of the changes were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                         2001                2000                 1999
      Balance, beginning of year                     $       -           $  4,348,375         $  3,833,659
      Additions from acquisition                             -                    -              2,544,274
      Gross amortization                                     -               (513,632)          (1,041,268)
      Interest                                               -                305,861              333,900
      Recovered under reinsurance contracts                  -             (4,140,604)          (1,322,190)
                                                     -----------         ------------         ------------

      Balance, end of year                           $       -           $        -           $  4,348,375
                                                     ===========         ============         ============


 9.   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                                    DECEMBER 31,
                                                                          --------------------------------
                                                                              2001                 2000
      Land and land improvements                                          $   543,695          $   543,695
      Buildings and improvements                                            2,534,312            2,380,844
      Mausoleums                                                            1,195,946              894,097
      Furniture and equipment                                               1,100,393              981,388
      Data processing equipment                                             1,357,654            1,290,002
      Software                                                              2,218,153            1,989,127
      Vehicles                                                                 76,323               38,885
                                                                          -----------          -----------

                                                                            9,026,476            8,118,038
      Accumulated depreciation                                             (2,718,380)          (1,982,556)
                                                                          -----------          -----------

                 Total                                                    $ 6,308,096          $ 6,135,482
                                                                          ===========          ===========

      Depreciation expense was approximately $808,000, $721,000 and $613,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.   INCOME TAXES

      The provision for income taxes (benefits) gives effect to permanent differences between income for financial reporting purposes and taxable income. Accordingly, the effective income tax rate is less than the statutory federal corporate rate. A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------
                                                             2001                2000                1999
      Tax (benefit) at statutory rate                    $   224,686         $(3,317,753)        $  (819,498)
      Small life insurance company deduction                     -                   -              (533,909)
      Loss on reinsurance                                        -              (173,400)                -
      Gain on sale of affiliate                                  -                   -               245,810
      Change in valuation allowance                       (1,003,793)          2,446,601             497,769
      Other                                                  673,227            (174,261)            (45,514)
                                                         -----------         -----------         -----------

      Total tax benefit                                  $  (105,880)        $(1,218,813)        $  (655,342)
                                                         ===========         ===========         ===========


      The tax effects of temporary differences at December 31 that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                                2001                2000
      Deferred tax assets:
        Net operating loss                                                  $  4,672,565        $  4,552,402
        Impairment of investment security                                        428,801             902,391
        Deferred policy acquisition costs                                        197,489             482,520
        Net unrealized losses on available for sale securities                   499,538           1,908,883
        Policy reserves and policy funds                                       2,354,019           2,707,226
                                                                            ------------        ------------

                 Total                                                         8,152,412          10,553,422

      Valuation allowance                                                     (2,940,316)         (4,552,401)
                                                                            ------------        ------------

                 Total deferred tax assets, net of valuation allowance         5,212,096           6,001,021
                                                                            ------------        ------------

      Deferred tax liabilities:
        Other assets                                                             141,033             166,032
        Deferred cost of reinsurance                                             637,403             670,949
                                                                            ------------        ------------

                 Deferred tax liabilities                                        778,436             836,981
                                                                            ------------        ------------

                 Net deferred tax assets                                    $  4,433,660        $  5,164,040
                                                                            ============        ============


      The Company has net operating loss carryforwards of approximately $9,200,000 that expire beginning in 2013. The valuation allowance has been provided to reduce deferred tax assets to an amount that management believes is more likely than not recoverable.

11.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases office space under two noncancelable lease agreements (expiring 2002) accounted for as operating leases. Rental expense on operating leases (exclusive of other expenses payable under the leases) was approximately $848,000, $843,000 and $810,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under the terms of these operating leases at December 31, 2001 were $464,614. Both lease agreements expire in 2002. Negotiations are currently underway for new lease agreements.

      LEGAL AND OTHER PROCEEDINGS - Forever Enterprises, Inc. has been named as defendant in a lawsuit filed by Odessa L.L.C. in July 2001 in state court in Los Angeles, California. The suit involves a stock buyout provision for shares in Hollywood Forever Cemetery. Odessa claims an event occurred which obligated the purchasing majority shareholder, Forever Enterprises, to purchase Odessa's shares in Hollywood. Forever denies such an event occurred and denies it is liable to Odessa to purchase its shares in Hollywood. The amount being sought is not established; however, it is at least an amount over $100,000. Currently the parties are in the discovery stage and no trial date has been set.

      Hollywood Forever Cemetery has been named as defendant in a lawsuit filed by a former employee in September 2001 in state court in Los Angeles, California, for wrongful discharge. The amount being sought is approximately $300,000. This case is currently in discovery with no trial date set.

      The Company is also subject to various other claims and contingencies arising out of the normal course of business. The Company believes, after consultation with counsel, that the total amounts that will ultimately be paid, if any, arising from these claims and contingencies will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

      In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to NPS and/or NPS Agency. As assignee, NPS and/or NPS Agency remit premiums to and receive policy benefits from the Company. In the State of Missouri, a trust (the "Trust") owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the Trust directs the monies in the Trust as to the purchase of insurance policies. The policy benefits that are paid in the ordinary course of business include death benefits, surrender benefits and policy loans. The Company is not subject to significant credit risk on the policy loans, since the Company makes no policy loans which exceed the reserves held on the policy securing the loan and the Company has the right to deduct the loan amount from the death benefit payment or from the cash surrender value. Substantially all premiums, death benefits and surrender benefits during the years ended December 31, 2001, 2000 and 1999 were received from or paid to NPS, NPS Agency or the Trust.

      The Company's insurance subsidiaries previously had a contract (the "Contract") with NPS and NPS Agency that obligated the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency. This Contract was terminated in September 2000. In 2001, no commissions were paid under this agreement. Substantially all commissions incurred during the years ended December 31, 2000 and 1999, were paid to NPS or NPS Agency. Such amounts were $985,000 and $1,200,000 for the years ended December 31, 2000 and 1999, respectively.

      The Company has a cost sharing agreement with NPS whereby NPS will reimburse the Company for a portion of certain general and administrative costs paid for by the Company for the benefit of NPS. Costs reimbursed under the agreement were $2,581,764, $2,516,986 and $2,684,761 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Net amounts receivable from NPS and NPS Agency at December 31, 2001 and 2000 were $3,226,702 and $2,735,580, respectively. Amounts payable to NHE and its affiliates at December 31, 2001 and 2000 were $129,154 and $2,579,170, respectively.

      The majority shareholder of the Company has the right to cause the Company to register the majority shareholder's shares of common stock under the Securities Act of 1933, for resale, at the expense of the Company.

13.   EMPLOYEE BENEFIT PLAN

      The Company offers all of its employees who meet certain eligibility requirements a savings plan (the "401K Plan") under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter into a written salary deferral agreement under which an employee makes contributions to the 401K Plan. The Company currently matches 35% of the employees' contribution up to 6% of their salary. For the years ended December 31, 2001, 2000 and 1999 the Company contributed $102,891, $50,296 and $25,379, respectively, to the 401K Plan.

14.   CONCENTRATIONS OF RISK

      At December 31, 2001 and 2000, the Company had significant investments in fixed maturity and short-term securities that were either direct obligations of the U.S. Government or an agency authorized by the U.S. Government. The Company periodically has significant investments in demand deposits in banks and other financial institutions that exceed federally insured amounts. The Company had accounts receivable from NPS of $3,226,702 and $2,735,580 at December 31, 2001 and 2000,
      respectively.

      The Company also has significant amounts due from ERC and Hannover as a result of the reinsurance agreements. The amounts due from ERC and Hannover are primarily based on estimates of future policy benefits for policies ceded to ERC and Hannover. The assumptions used in our estimates of amounts due from reinsurers are consistent with those used in establishing the future policy benefits of the underlying reinsured contracts. The reinsurance agreements with NAL do not result in a concentration of risk for the Company since substantially all amounts were withheld by the Company in connection with those agreements.

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

                                      2001                 2000                 1999
      Net income (loss)           $ 10,697,117         $ (4,127,402)        $  6,598,221
      Shareholders' equity           6,940,408            3,818,727            6,674,307


      The ability of the life insurance subsidiaries to pay dividends or make other distributions is restricted by state insurance laws. Determining factors include, but are not limited to, net income after tax and shareholders' equity as reported on a statutory basis. At December 31, 2001, no amounts were available for transfer to the Company by dividend, loan or advance, without prior regulatory approval. There have been no cash dividends paid by the life insurance subsidiaries to the Company since the formation or acquisition of the insurance subsidiaries.

16.   STOCK OPTIONS

      Effective April 6, 1998, the Company adopted the Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) 1998 Long-Term Incentive Plan (the "Plan"). The Plan allows for the issuance of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares of common stock, and (iv) performance awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Options may be exercised only if the optionholder remains continuously associated with the Company from the date of grant to the date of exercise, subject to certain conditions as specified in the Plan. An option granted under the Plan cannot be exercised later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee's ceasing his or her association with the Company become available once again for issuance. Options vest over four years in 25% increments commencing one year from date of grant.

      The Company recognizes compensation expense for stock options granted to employees following the guidance of APB No. 25 and recognizes compensation expense for stock options granted to non employees in accordance with SFAS No. 123. The Company recognized compensation expense (contra-expense) of approximately $(153,000), $221,000 and $127,000 for the years ended December 31, 2001, 2000 and 1999, respectively, related to awards for employees, and $144,000, $145,000 and $110,000 for the years ended December 31, 2001, 2000 and 1999, respectively, related to awards to non-employees. The amount of contra-expense for the year ended December 31, 2001 is a result of forfeitures of options expensed in previous years.

      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair market value of the options granted to non-employees prior to the Company's initial public offering was estimated on the date of grant using the minimum value approach. The fair value of all other options granted to non-employees is estimated on the grant date using the Black-Scholes option pricing model. The weighted-average fair value of options granted during the year ended December 31, 2000 was $1.13 compared to $3.15 for options granted in 1998. There were no options granted in 2001. The following assumptions were used for options granted in 2000 and 1998, respectively: expected life of 7.5 years and 7.5 years, risk-free interest rate of 6.4% and 6% and volatility rate of 121% and 0% and dividend yield of $-0- for both years. The effect of applying SFAS No. 123 is not necessarily indicative of the effects on future years due to, among other things, the vesting period of the stock options.

      Had the Company measured compensation expenses for employees in accordance with SFAS No. 123, the Company's pro forma net income, and earnings per share for the years ended December 31, would have been as follows:

                                             2001               2000                 1999
      Net income (loss)                   $ 770,215         $ (8,657,260)        $ (1,784,335)
      Net income (loss) per share:
        Basic                                  0.11                (1.25)               (0.26)
        Diluted                                0.10                (1.25)               (0.26)

      A summary of the Company's stock option activity is as follows:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                                 NUMBER         OPTION
                                                                   OF            PRICE
                                                                 SHARES        PER SHARE
      Balance at January 1, 1999                                 395,750         $ 3.75
        Granted                                                      -
        Forfeited                                                (50,875)          3.75
        Exercised                                                (13,259)          3.75
                                                               ---------

      Balance at January 1, 2000                                 331,616           3.75
        Granted                                                  884,000           2.01
        Forfeited                                                (98,688)          3.08
        Exercised                                                   (665)          3.75
                                                               ---------

      Balance at January 1, 2001                               1,116,263           2.43
        Granted                                                      -
        Forfeited                                               (128,463)          2.76
        Exercised                                                 (1,010)          2.02
                                                               ---------

      Outstanding at December 31, 2001                           986,790         $ 2.40
                                                               =========

      Options exercisable at December 31,
        2001                                                     493,378
                                                               =========
        2000                                                     306,952
                                                               =========
        1999                                                      82,904
                                                               =========

      Available for future grant                                 213,210
                                                               =========


17.   SUBSEQUENT EVENTS

      On January 1, 2002, the Company entered into a Management Agreement with National Prearranged Services whereby, the Company agreed to provide all necessary personnel to supervise National Prearranged Services field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of National Prearranged Services as payment for the services provided. As consideration to National Prearranged Services for entering into this Management Agreement, the Company entered into a promissory note in the amount of $10.0 million, payable in 48 equal consecutive monthly installments of principal and interest of $246,483, commencing on February 1, 2002 and thereafter on the first day of each succeeding month. This agreement is effective through December 31, 2005, at which time the agreement will be re-evaluated internally. This agreement will be treated as a purchase of an intangible asset and accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      On February 21, 2002, we acquired from Family Tree Memorials, an online interactive memorial product and concept, together with all technology and intellectual property associated with the product, along with all contract rights to the distribution and marketing agreement by and between Matthews International Corporation and Heavenly Door Corporation dated August 23, 2001, for a cash price of $250,000 payable over 10 years in 120 equal consecutive monthly payments of principal and interest of $2,967. This acquisition was accounted for using the purchase method of accounting.

18.   SEGMENT REPORTING

      The Company operates under two segments, cemetery/funeral operations and life insurance operations. Cemetery/funeral operations purchase life insurance policies from the insurance operations to provide for pre-need contracts when they are at need.

      The table below presents information about reported segments for the years ended December 31, 2001, 2000 and 1999:

                                     CEMETERY          INSURANCE           CORP.         INTERSEGMENT         TOTAL
      Revenues
        2001                       $ 7,492,261       $ 26,773,694      $   248,793      $  (864,295)      $ 33,650,453
        2000                         6,333,007         44,087,822          233,001         (767,086)        49,886,744
        1999                         2,793,920         57,319,162          175,135         (415,426)        59,872,791
      Income (loss)
       before taxes*
        2001                           328,307          2,409,416       (2,234,931)             -              502,792
        2000                        (1,698,796)        (4,130,159)      (3,613,342)             -           (9,442,297)
        1999                        (1,081,924)         1,280,357       (2,608,721)             -           (2,410,288)
      Depreciation and
        amortization
        expense
        2001                           345,823            461,729              -                -              807,552
        2000                           356,121            656,598              -                -            1,012,719
        1999                           467,876          1,072,168              -                -            1,540,044
      Total assets
        2001                        14,917,739        208,612,767       18,623,598       (4,800,209)       237,353,895
        2000                        16,095,853        198,086,983        1,646,071       (4,709,125)       211,119,782

      *NOTE: Some corporate revenues are classified as other income on the consolidated statements of operations. Therefore, segment revenues are reconciled to reported revenue as follows:

                                                                          2001             2000               1999
      Segment revenue                                                  $33,650,453      $49,886,744        $59,872,791
      Reclass                                                                  -           (205,807)          (122,270)
                                                                       -----------      -----------        -----------

      Revenue as reported                                              $33,650,453      $49,680,937        $59,750,521
                                                                       ===========      ===========        ===========

      As disclosed in Note 12, substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by related parties.

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The Company adopted Staff Accounting Bulletin No. 101 in the fourth quarter of 2000, effective as of January 1, 2000, and, as a result, the first three quarters of 2000 have been restated to reflect the adoption of that standard. See Note 2 to the consolidated financial statements for further details. Pro forma results of the fourth quarter of 1999 also are presented as if the Company retroactively applied Staff Accounting Bulletin No. 101 recognition guidelines to provide comparability with the fourth quarter of 2000.

                                               FIRST          SECOND           THIRD          FOURTH
                                              QUARTER         QUARTER         QUARTER         QUARTER           YEAR
      Revenues:
        2001                                $ 8,329,839     $ 7,572,287     $ 7,958,146     $ 9,790,181     $ 33,650,453
        2000, as restated                    16,623,410      17,480,840      16,177,241        (600,554)      49,680,937
        Pro forma 1999                                                                       15,929,626       58,940,291
        1999                                 12,183,189      16,084,373      14,743,103      16,709,856       59,720,521

      Income (loss) before cumulative
        effect of accounting change
        2001                                    281,845        (122,519)       (665,111)        944,326          438,541
        2000, as restated                    (1,053,354)       (189,269)     (1,665,277)     (5,315,584)      (8,223,484)
        Pro forma 1999                                                                           90,620       (2,472,663)
        1999                                 (1,890,931)        369,546        (639,983)        406,421       (1,754,947)

      Net income (loss):
        2001                                    281,845         136,140        (665,111)        944,326          697,200
        2000, as restated                    (1,369,155)       (189,269)     (1,665,277)     (5,315,584)      (8,539,285)
        Pro forma 1999                                                                           90,620       (2,070,748)
        1999                                 (1,890,931)        369,546        (639,983)        406,421       (1,754,947)

      Basic earnings (loss) per share
        before cumulative effect of
        accounting change:
        2001                                       0.04           (0.02)          (0.10)           0.14             0.06
        2000, as restated                         (0.15)          (0.03)          (0.24)
        Pro forma 1999                                                                             0.01            (0.30)
        1999                                      (0.27)           0.05           (0.09)           0.06            (0.25)

      Diluted earnings (loss) per share
        before cumulative effect of
        accounting change:
        2001                                       0.04           (0.02)          (0.10)           0.13             0.06
        2000, as restated                         (0.15)          (0.03)          (0.24)
        Pro forma 1999                                                                             0.01            (0.30)
        1999                                      (0.27)           0.05           (0.09)           0.06            (0.25)

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

                                 * * * * * *

                                                                                                         SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------------

ASSETS                                                                             2001                 2000
Cash and cash equivalents                                                      $      3,050         $    504,677
Marketable securities                                                            10,726,143                  -
Accounts receivable                                                                     -                  3,175
Accounts receivable from related party                                            3,199,066               79,067
Investment in subsidiaries                                                        8,533,736            4,746,091
Deferred tax assets, net                                                             36,963                  -
Other assets                                                                         31,902               31,902
                                                                               ------------         ------------

TOTAL                                                                          $ 22,530,860         $  5,364,912
                                                                               ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses                                                               $    361,813         $        155
Accounts payable to related party                                                 4,775,027            4,851,613
Notes payable                                                                    13,600,000                  -
                                                                               ------------         ------------

           Total liabilities                                                     18,736,840            4,851,768

SHAREHOLDERS' EQUITY:
  Preferred stock ($.01 par value; 1,000,000 shares authorized,
    none issued)                                                                        -                    -
  Common stock ($.01 par value; 30,000,000 shares authorized;
    6,934,934 and 6,933,924 shares issued and outstanding, respectively)             69,349               69,339
Additional paid-in capital                                                       10,337,502           10,043,775
Retained earnings                                                                (5,143,602)          (5,840,802)
Accumulated other comprehensive loss                                             (1,469,229)          (3,759,168)
                                                                               ------------         ------------

           Total shareholders' equity                                             3,794,020              513,144
                                                                               ------------         ------------

TOTAL                                                                          $ 22,530,860         $  5,364,912
                                                                               ============         ============

                                                                                                                SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                        2001                2000                1999
REVENUES - Net investment income                                    $   248,793         $    27,194         $    22,865

EXPENSES - General expenses                                             822,984           1,813,265           1,672,944
                                                                    -----------         -----------         -----------

       Loss before income taxes and equity in
         undistributed net income (loss) of subsidiaries               (574,191)         (1,786,071)         (1,650,079)
                                                                    -----------         -----------         -----------

INCOME TAXES:
   Current                                                            2,961,048                 -                   -
   Deferred                                                          (1,628,431)            599,158            (348,720)
                                                                    -----------         -----------         -----------

       Total income tax expense (benefit)                             1,332,617             599,158            (348,720)
                                                                    -----------         -----------         -----------

LOSS BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME (LOSS) OF SUBSIDIARIES                                  (1,906,808)         (2,385,229)         (1,301,359)

EQUITY IN UNDISTRIBUTED NET
  INCOME (LOSS) OF SUBSIDIARIES                                       2,604,008          (6,154,056)           (453,588)
                                                                    -----------         -----------         -----------

NET INCOME (LOSS)                                                       697,200          (8,539,285)         (1,754,947)

CHANGE IN ACCUMULATED OTHER
  COMPREHENSIVE INCOME (LOSS) OF SUBSIDIARIES                         2,289,939           4,747,234          (6,267,490)
                                                                    -----------         -----------         -----------

COMPREHENSIVE INCOME (LOSS)                                         $ 2,987,139         $(3,792,051)        $(8,022,437)
                                                                    ===========         ===========         ===========

                                                                                                                     SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                          2001                 2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $    697,200         $ (8,539,285)        $ (1,754,947)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Accretion of discount on investments                                    (268)                 -                    -
      Deferred income taxes                                                  4,501              599,158             (348,720)
      Stock options issued                                                 237,722              241,700              200,220
      Decrease in accounts receivable                                        3,175               31,825                5,000
      (Increase) decrease in other assets                                      -                158,417             (173,806)
      (Increase) decrease in accounts receivable
        and payable to related party                                    (3,196,585)           1,261,497            1,702,880
      Increase (decrease) in accrued liabilities                           361,658                  155             (155,949)
      Equity in undistributed net (income) loss of subsidiaries         (1,521,998)           6,154,056              453,588
                                                                      ------------         ------------         ------------
           Net cash from operating activities                           (3,414,595)             (92,477)             (71,734)
                                                                      ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Proceeds from sales and maturities of available
    for sale investments                                                    84,987                  -                    -
  Cost of investments purchased                                        (10,774,056)                 -                    -
  Capital contributions to subsidiaries                                        -                    -                   (100)
                                                                      ------------         ------------         ------------
           Net cash from investing activities                          (10,689,069)                 -                   (100)
                                                                      ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                          13,600,000                  -                    -
  Issuance of shares for stock options                                       2,037              110,493               49,721
                                                                      ------------         ------------         ------------
           Net cash from financing activities                           13,602,037              110,493               49,721
                                                                      ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (501,627)              18,016              (22,113)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                        504,677              486,661              508,774
                                                                      ------------         ------------         ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                         $      3,050         $    504,677         $    486,661
                                                                      ============         ============         ============

FOREVER ENTERPRISES, INC. (PARENT COMPANY)

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Forever Enterprises, Inc. and subsidiaries.

FOREVER ENTERPRISES, INC.                                                                                               SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  BENEFITS,
                        DEFERRED    FUTURE POLICY           OTHER POLICY                           CLAIMS,   AMORTIZATION
                         POLICY       BENEFITS,              CLAIMS AND                  NET     LOSSES AND   OF DEFERRED   OTHER
                      ACQUISITION  LOSSES, CLAIMS  UNEARNED   BENEFITS    PREMIUM    INVESTMENT  SETTLEMENT     POLICY    OPERATING
SEGMENT                  COSTS        AND LOSS     PREMIUMS   PAYABLE     REVENUE      INCOME     EXPENSES    ACQUISITION  EXPENSES

Life insurance:

Year ended
  December 31, 2001   $ 1,199,802   $195,980,988  $1,283,359 $       -  $ 7,386,753 $ 3,958,683 $ 6,398,210   $  671,444 $18,022,325

Year ended
  December 31, 2000     1,363,737    191,973,250   1,860,338         -   36,603,227   9,074,772  30,439,516    3,004,476  16,948,792

Year ended
  December 31, 1999    20,337,571    185,612,856   2,129,405         -   45,021,507  10,381,173  36,078,212    4,697,713  16,935,824


                                                                                                             SCHEDULE IV
FOREVER ENTERPRISES, INC.

REINSURANCE
------------------------------------------------------------------------------------------------------------------------
                                                                                                          PERCENTAGE
                                                     CEDED TO            ASSUMED                          OF AMOUNT
                                    GROSS              OTHER            FROM OTHER            NET          ASSUMED
                                   AMOUNT            COMPANIES          COMPANIES            AMOUNT         TO NET

2001
Life insurance in-force        $ 297,467,559      $ (388,026,301)     $ 160,485,072       $ 69,926,330       230%
Premiums                          49,363,165         (61,794,500)        19,818,088          7,386,753       268%

2000
Life insurance in-force        $ 291,472,398      $ (392,346,499)     $ 174,603,434       $ 73,729,333       237%
Premiums                          48,397,420         (29,039,092)        17,244,899         36,603,227        47%

1999
Life insurance in-force        $ 264,447,530      $          -        $  17,697,628       $282,145,158         6%
Premiums                          44,217,113            (522,922)           911,890         44,606,081         2%

                               EXHIBIT INDEX


Exhibit
Number                         Description
------                         -----------

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

10.2 Cost Sharing Agreement dated as of March 31, 1997 by and among Memorial, Lincoln and NPS, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No.
        333-50525), is hereby incorporated by reference.

10.3 Cost Sharing Agreement dated as of June 1, 1998 by and between the Company and NPS, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.

10.4 Award Agreement dated as of August 18, 1998 by and between the Company and Brent D. Cassity, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No.
        333-50525), is hereby incorporated by reference.*

10.5 General Agent Contract dated May 12, 1992 and Addendum dated February 19, 1998 by and between the Company and NPS, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 333-50525), is hereby incorporated by reference.

10.6 Coinsurance Life Reinsurance Agreement (PreNeed Plans), dated December 1, 2000, between Lincoln Memorial Life Insurance Company and Employers Reassurance Corporation, filed as
        Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

10.7 Amendment No. 1 to Coinsurance Life Reinsurance Agreement (PreNeed Plans), dated December 12, 2000, between Lincoln Memorial Life Insurance Company and Employers Reassurance Corporation, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

10.8 Reinsurance Agreement, dated December 18, 2000, between Memorial Service Life Insurance Company, Lincoln Memorial Life Insurance Company and North American Life Insurance Company of Texas, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

Exhibit
Number                         Description
------                         -----------

10.9 Amendment No. 1 to Reinsurance Agreement, dated January 5, 2001, between Memorial Service Life Insurance Company, Lincoln Memorial Life Insurance Company and North American Life Insurance Company of Texas, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

10.10 Amendment No. 2 to Reinsurance Agreement, dated August 1, 2001, between Memorial Service Life Insurance Company Lincoln
        Memorial Life Insurance Company and North American Life
        Insurance Company of Texas, is filed herewith.

10.11 Reinsurance Agreement, dated August 1, 2001, between Lincoln Memorial Life Insurance Company, and Hannover Life Reassurance Company of America, is filed herewith.

10.12 Management Agreement, dated January 1, 2002, between National Prearranged Services, Inc. and BDC Properties, Inc., is filed herewith.

21.1    Subsidiaries of the Company.

23.1    Consent of Brown Smith Wallace, L.L.C.

23.2    Consent of Deloitte & Touche, LLP

23.3    Consent of Rosenthal Packman & Co., P.C.

*Management contract or compensatory plan or arrangement.