Form 10-Q
period 2002-03-31
FOREVER ENTERPRISES INC
filed 2002-05-15
CIK 1059265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 2002
                               ------------------------------------------------



Commission file number                          001-14067
                       --------------------------------------------------------


                           FOREVER ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               TEXAS                                 36-3427454
----------------------------------   ------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  |X| Yes | | No


                                                       Number of shares
             Title of class                   outstanding as of May 15, 2002
-----------------------------------        ------------------------------------
   Common stock, $0.01 par value                         6,934,934

                                          FOREVER ENTERPRISES, INC.
                                                  FORM 10-Q

                                                    INDEX


                                                                                                         Page
                                                                                                         ----

PART I.     FINANCIAL INFORMATION...........................................................................3

  Item 1.   Financial Statements............................................................................3

            Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2002
            and December 31, 2001...........................................................................3

            Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended
            March 31, 2002 and 2001.........................................................................5

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended
            March 31, 2002 and 2001.........................................................................6

            Notes to Condensed Consolidated Financial Statements (Unaudited)................................7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

            Cautionary Statement Regarding Forward-Looking Statements......................................12

            Overview.......................................................................................12

            Results of Operations..........................................................................14

            Liquidity and Capital Resources................................................................17

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk......................................20


PART II.    OTHER INFORMATION..............................................................................21

  Item 6.   Exhibits and Reports on Form 8-K...............................................................21

SIGNATURES.................................................................................................22

EXHIBIT INDEX..............................................................................................23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  ASSETS

                                                                           MARCH 31,          DECEMBER 31,
                                                                              2002                2001
                                                                              ----                ----
Cash and cash equivalents                                                $  6,452,575         $  7,568,099
Fixed maturity securities                                                  87,821,318           90,735,727
Equity securities                                                           1,442,938              963,055
Policyholder loans                                                          1,807,222            1,818,550
                                                                         ------------         ------------
         Total cash and investments                                        97,524,053          101,085,431
                                                                         ------------         ------------


Trade accounts receivable, net                                              6,184,265            5,582,093
Cemetery property, net                                                      3,437,248            3,557,733
Fixed assets, net                                                           6,623,115            6,308,096
Due from reinsurer                                                         94,232,379           92,167,215
Inventories                                                                   198,108              256,564
Deferred policy acquisition costs - net                                     1,188,738            1,199,802
Due premium                                                                 6,620,423            6,293,127
Intangible assets                                                          12,575,067            2,175,067
Deferred cost of reinsurance                                                1,850,049            1,874,715
Deferred tax assets                                                         5,113,207            4,433,660
Receivable from related party                                               5,299,500            4,990,380
Other assets                                                                8,421,925            7,430,012
                                                                         ------------         ------------
         Total assets                                                    $249,268,077         $237,353,895
                                                                         ============         ============


(continued on next page)


                                  The accompanying notes are an integral
                                      part of the unaudited condensed
                                    consolidated financial statements.




FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           MARCH 31,             DECEMBER 31,
                                                                             2002                    2001
                                                                         ------------            ------------
LIABILITIES:

Line of credit                                                           $  1,913,697            $  2,031,172
Accounts payable and accrued liabilities                                    9,154,884               8,546,760
Policy liabilities:
     Future policy benefits                                               149,519,145             147,668,986
     Policyholder deposits                                                 48,075,479              48,312,002
Deferred preneed revenues                                                   5,673,036               5,574,815
Payable to affiliates                                                       4,195,696               3,620,601
Notes payable                                                              27,861,118              17,805,539
                                                                         ------------            ------------
         Total liabilities                                                246,393,055             233,559,875
                                                                         ------------            ------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
     none issued)                                                                  --                      --
Common stock ($.01 par value; 30,000,000
     shares authorized; 6,934,934 issued and outstanding)                      69,349                  69,349
Additional paid-in capital                                                 10,362,211              10,337,502
Accumulated deficit                                                        (4,737,465)             (5,143,602)
Accumulated other comprehensive loss                                       (2,819,073)             (1,469,229)
                                                                         ------------            ------------
     Total shareholders' equity                                             2,875,022               3,794,020
                                                                         ------------            ------------

     Total liabilities and shareholders' equity                          $249,268,077            $237,353,895
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


FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  ------------------------------------
                                                                      2002                     2001
                                                                      ----                     ----
Premium income                                                    $ 1,644,305              $ 1,864,346
Net investment income and realized gains                            1,119,580                1,164,441
Cemetery revenue                                                    2,082,868                1,820,100
Commission and expense allowance                                    3,435,373                3,480,935
Other revenue                                                              --                       17
                                                                  -----------              -----------
     Total revenues                                                 8,282,126                8,329,839
Benefits incurred                                                   2,624,252                2,430,963
Cost of cemetery revenues                                             539,198                  427,284
Selling, general and administrative expenses                        5,408,566                5,303,403
Other income                                                        1,311,077                  324,414
Interest expense                                                     (481,950)                (127,081)
                                                                  -----------              -----------
Income before income taxes                                            539,237                  365,522
Income tax expense                                                    133,100                   83,677
                                                                  -----------              -----------
     Net income                                                   $   406,137              $   281,845
                                                                  ===========              ===========


Net income per share:
     Basic                                                        $      0.06              $      0.04
     Diluted                                                             0.06                     0.04

Weighted average shares outstanding:
     Basic                                                          6,934,934                6,933,924
     Diluted                                                        7,201,032                7,402,598



                                The accompanying notes are an integral
                                    part of the unaudited condensed
                                  consolidated financial statements.


FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ------------------------------------
                                                                                2002                    2001
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
                  Net cash provided by (used in) operating activities      $   (885,092)           $    107,070
                                                                           ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    10,951,496              17,803,438
     Cost of investments purchased                                          (10,351,879)            (15,045,452)
     Purchase of fixed assets                                                  (529,975)               (136,600)
     Purchase of intangible assets                                          (10,400,000)                     --
     Increase in policyholder loans                                                  --                  (1,415)
     Other, net                                                                 161,822                      --
                                                                           ------------            ------------
                  Net cash provided by (used in) investing activities       (10,168,536)              2,619,971
                                                                           ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                            10,250,000                      --
     Repayment of long-term debt                                               (194,421)               (168,521)
     Credit line proceeds                                                       535,561                 340,263
     Repayment of credit line                                                  (653,036)                     --
                                                                           ------------            ------------
                  Net cash provided by financing activities                   9,938,104                 171,742
                                                                           ------------            ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                        (1,115,524)              2,898,783

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                      7,568,099              12,034,307
                                                                           ------------            ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                         $  6,452,575            $ 14,933,090
                                                                           ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                                                     $    133,100            $         --
                                                                           ============            ============

     INTEREST PAID                                                         $    161,833            $     48,445
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

                          FOREVER ENTERPRISES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Forever Enterprises, Inc. and its direct and indirect wholly-owned subsidiaries, Forever Network, Inc., Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company. We account for our fifty-percent investment in Mount Washington Forever, L.L.C. under the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

NOTE 2 -- NOTES PAYABLE

         As of March 31, 2002 and December 31, 2001, we had a note payable to Allegiant Bank in the amount of $2,016,320 and $2,030,340, respectively, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (5.25% per annum at March 31, 2002). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at March 31, 2002 and December 31, 2001. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matured on March 31, 2002 (the line of credit is still active and we anticipate the line will be renewed prior to May 31, 2002). Interest is due monthly on the unpaid balance equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (4.20% per annum at March 31, 2002) as published in The Wall Street Journal. The balance outstanding was $1,693,697 and $1,811,172 as of March 31, 2002 and December 31, 2001, respectively.

         Notes payable in the amount of $1,912,647 were settled in full for $1,653,988 on June 5, 2001, resulting in an extraordinary gain of $258,659 ($.04 per basic and diluted share). Concurrent with the retirement of this debt, we entered into a note payable with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/98 - Trust IV ("Allegiant Trust IV"). The balance of this note was $1,568,204 and $1,597,335 as of March 31, 2002 and December 31, 2001,
respectively. Payments of $19,633 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

         We entered into another note payable to Allegiant Trust IV in conjunction with the purchase of Forever Oak Hill Cemetery in December 2001. Payments of $5,357 are due monthly along with interest at the rate of 7.5% per annum until the principal balance is paid in full. The balance of this note was $572,596 and $577,864 as of March 31, 2002 and December 31, 2001,
respectively.

         We also have a note payable to Allegiant Trust IV in conjunction with the purchase of Family Tree Memorials in February 2002 in the amount of $250,000. Payments of $2,967 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum. The balance of this note was $248,595 as of March 31, 2002.

         We have a note payable to Employers Reassurance Corporation in the amount of $13,600,000 as of March 31, 2002 and December 31, 2001. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (6.332% at March 31, 2002).

         We have a note payable to National Prearranged Services, Inc. in conjunction with the Management Agreement entered into on January 1, 2002 in the amount of $10,000,000 (see Note 6). As of March 31, 2002, the balance of this note was $9,855,403. Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. This notes bears interest at the rate of 8.5%.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of March 31, 2002 were as follows:

                                               COST OR           GROSS            GROSS          ESTIMATED
                                              AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                                COST             GAINS           LOSSES            VALUE
                                            ------------      ----------     -------------     ------------
Fixed maturity securities:
    Corporate bonds                         $ 32,925,133      $  191,071     $ (2,869,741)     $ 30,246,463
    Mortgage backed securities                50,256,823         610,041       (1,436,708)       49,430,156
    U.S. government                            8,743,913         106,071         (705,285)        8,144,699
                                            ------------      ----------     ------------      ------------
      Total fixed maturity securities         91,925,869         907,183       (5,011,734)       87,821,318

Equity securities
    Preferred stock                            1,103,989         102,219          (47,250)        1,158,958
    Common stock                               1,766,900              --       (1,482,920)          283,980
                                            ------------      ----------     ------------      ------------
      Total equity securities                  2,870,889         102,219       (1,530,170)        1,442,938
                                            ------------      ----------     ------------      ------------

    Total                                   $ 94,796,758      $1,009,402     $ (6,541,904)     $ 89,264,256
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

THREE MONTHS ENDED MARCH 31, 2002

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----
Revenues                             $ 2,082,868    $  6,279,433    $   179,538    $  (259,713)  $  8,282,126

Income (loss) before income taxes        360,618         199,824        (21,205)            --        539,237

Total assets at quarter-end           16,104,748     208,350,106     29,677,506     (4,864,283)   249,268,077


THREE MONTHS ENDED MARCH 31, 2001

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----
Revenues                             $ 1,820,100    $  6,685,185    $     5,885    $  (181,331)  $  8,329,839

Income (loss) before income taxes        216,714       1,094,893       (946,085)            --        365,522

Total assets at quarter-end           17,408,140     200,253,539      1,463,228     (4,694,531)   214,430,376

NOTE 5 -- ACQUISITIONS

         On February 21, 2002, we acquired an online interactive memorial product and concept from Family Tree Memorials, together with all technology and intellectual property associated with the product, along with all contract rights to the distribution and marketing agreement dated August 23, 2001, by and between Matthews International Corporation and Heavenly Door Corporation, for a cash price of $400,000. We accounted for this acquisition using the purchase method of accounting.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         On November 29, 2001, we entered into an agreement with National Prearranged Services, Inc. ("NPS") to sell up to $1.4 million of cemetery accounts receivable of Hollywood Forever, Inc. Payments for purchased cemetery accounts receivable will be forwarded to NPS monthly until the total amount sold is paid in full. Amounts due under this agreement, which are included in "Other liabilities" on our consolidated balance sheets, were $646,000 and $196,000 as of March 31, 2002 and December 31, 2001,
respectively.

         On January 1, 2002, we entered into a Management Agreement with NPS whereby, we agreed to provide all necessary personnel to supervise NPS' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of NPS as payment for the services rendered. As consideration to NPS for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. Due to the nature of the agreement and the relationship of the parties involved, this agreement has an estimated useful life of 20 years, although the agreement will be re-evaluated by the parties every five years (December 31, 2005 will be the first evaluation date). This agreement was treated as a purchase of an intangible asset and will be accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management fees, which have been recorded as "Other income" on our consolidated statements of operations, were $763,000 for the three months ended March 31, 2002.

         We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Other income" on our consolidated statements of operations, were $245,000 for the quarter ended March 31, 2002. Management fees incurred with related parties, which are included in "Selling, general and administrative expenses" on our consolidated statements of operations, were $90,000 for the quarter ended March 31, 2002. These fees reflect an allocation based on actual costs incurred.

         Net amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Other assets" on our consolidated balance sheets, were $3,408,286 and $3,226,702 as of March 31, 2002 and December 31, 2001, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Other liabilities" on our consolidated balance sheets, were $662,925 and $129,154 as of March 31, 2002 and December 31, 2001, respectively. Notes payable to National Prearranged Services, Inc., which is included in "Notes payable" on our consolidated balance sheets, were $9,855,403 and $0 as of March 31, 2002 and December 31, 2001 (see Note 2 above).

NOTE 7 -- NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no significant effect on our financial position, results of operations or cash flows.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

NOTE 8 -- INCOME PER SHARE OF STOCK

         Income per share of stock is computed using the weighted average number of common shares outstanding during the applicable period. Diluted income per share of stock is computed using the weighted average number of common shares outstanding and dilutive potential common shares (primarily outstanding stock options). Weighted average shares of common stock and dilutive potential common shares used in the calculation of basic and diluted income per share are summarized as follows:

                                                                              QUARTER ENDED
                                                                              -------------
                                                                MARCH 31, 2002            MARCH 31, 2001
                                                                --------------            --------------
Weighted average shares outstanding (basic EPS)                    6,934,934                 6,933,924

Dilutive potential common shares                                     266,098                   468,674

Weighted average shares outstanding and
   dilutive potential common shares (diluted EPS)                  7,201,032                 7,402,598

Dilutive potential common shares included in the diluted income per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of a company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

NOTE 9 -- SUBSEQUENT EVENTS

         On April 30, 2002 we entered into a purchase agreement for two cemetery properties (one each in Belleville and Edwardsville, Illinois), for an aggregate purchase price of $455,000. Both cemeteries are currently in receivership and closing is subject to court approval. The purchase price and working capital are expected to be funded through additional debt arrangements with Allegiant Trust IV.

         Forever Enterprises, Inc. was named as defendant in a lawsuit filed by Odessa L.L.C. during 2001 in state court in Los Angeles, California. The suit involved a stock buyout provision for shares in Hollywood Forever Cemetery. Odessa claimed an event occurred which obligated the purchasing majority shareholder, Forever Enterprises, to purchase Odessa's shares in Hollywood. This suit was settled with Odessa on May 10, 2002 for approximately $130,000.

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

         Additionally, we may not be successful in identifying, acquiring, and integrating other companies or their businesses, implementing improved management and accounting information systems and controls and may be dependent upon additional capital and equipment purchases for future growth. There may be other risks and uncertainties that management is not able to predict.

         When used in this report, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to us are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

OVERVIEW

         We, through our subsidiaries, own and operate combination funeral home and cemetery properties, produce and market multimedia Life Stories, operate an Internet marketing site, and operate life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly-owned life insurance subsidiaries.

         Forever Network, Inc. directly and through its subsidiaries, Mason Securities Association, Inc. (d/b/a Forever Bellerive Cemetery), Forever Oak Hill Cemetery, Forever Memorial, Inc., Hollywood Forever, Inc., Dartmont Investment, Inc. and Mount Washington Forever, Inc., owns and operates funeral homes and cemetery properties and sells, archives and displays digital interactive Life Stories viewed at grave sites and on the Internet at www.forevernetwork.com. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site.

         In February 2002, we acquired an online interactive memorial product and concept from Family Tree Memorials, together with all technology and intellectual property associated with the product, along with all contract rights to the distribution and marketing agreement dated August 23, 2001, by and between Matthews International Corporation and Heavenly Door Corporation, for a cash purchase price of $400,000. We accounted for this acquisition using the purchase method of accounting.

         Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services, Inc. is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $79.4 million of the reinsurance receivable as of March 31, 2002 was related to the agreement with Employers Reassurance Corporation.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. We have segregated funds of approximately $46.4 million in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of March 31, 2002 was approximately $1.8 million. Approximately $14.8 million of the reinsurance receivable as of March 31, 2002 was related to the agreements with NAL and Hannover.

         The arrangements with Employers Reassurance Corporation, North America Life Insurance Company of Texas and Hannover Reassurance Life Company of America were made to allow us to shift our focus from the insurance operations to the cemetery operations of our company.

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

         We will seek to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever network of families with digital Life Stories. Our plan is to acquire properties in or near major metropolitan areas to allow us to advertise and market the Forever programs to large populations. We seek properties with enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The targeted properties could possibly be distressed in some way. We believe those in need of an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our Life Story services to existing client family members, thus expanding our market potential. We also may pursue properties in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major metropolitan areas should facilitate development of our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise through the www.forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress, more properties should be available for acquisition, and the prices for properties are declining to what we believe are reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

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

         Our financial highlights were as follows:

                                                                             THREE MONTHS ENDED
STATEMENTS OF OPERATIONS DATA:                                                    MARCH 31,
                                                                  ----------------------------------------
                                                                       2002                       2001
                                                                       ----                       ----
Premium income                                                    $   1,644,305              $   1,864,346
Net investment income and realized gains                              1,119,580                  1,164,441
Cemetery revenue                                                      2,082,868                  1,820,100
Commission and expense allowance                                      3,435,373                  3,480,935
Other revenue                                                                --                         17
                                                                  -------------              -------------
     Total revenues                                                   8,282,126                  8,329,839
Benefits incurred                                                     2,624,252                  2,430,963
Cost of cemetery revenues                                               539,198                    427,284
Selling, general and administrative expenses                          5,408,566                  5,303,403
Other income                                                          1,311,077                    324,414
Interest expense                                                       (481,950)                  (127,081)
                                                                  -------------              -------------
     Income before income taxes                                         539,237                    365,522
Income tax expense                                                      133,100                     83,677
                                                                  -------------              -------------
     Net income                                                   $     406,137              $     281,845
                                                                  =============              =============



                                                                             THREE MONTHS ENDED
STATEMENTS OF OPERATIONS DATA (CONT'D):                                           MARCH 31,
                                                                  ----------------------------------------
                                                                       2002                       2001
                                                                       ----                       ----
Income per share
     Basic                                                        $        0.06              $        0.04
     Diluted                                                               0.06                       0.04


                                                                  MARCH 31, 2002           DECEMBER 31, 2001
                                                                  --------------           -----------------
BALANCE SHEETS DATA:

Trade accounts receivable, net                                    $   6,184,265              $   5,582,093
Cemetery property, net                                                3,437,248                  3,557,733
Total assets                                                        249,268,077                237,353,895
Total policy liabilities                                            197,594,624                195,980,988
Deferred preneed revenues                                             5,673,036                  5,574,815
Shareholders' equity                                                  2,875,022                  3,794,020

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2002

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----
Revenues                             $ 2,082,868    $  6,279,433    $   179,538    $  (259,713)  $  8,282,126

Income (loss) before income taxes        360,618         199,824        (21,205)            --        539,237

Total assets at quarter-end           16,104,748     208,350,106     29,677,506     (4,864,283)   249,268,077


THREE MONTHS ENDED MARCH 31, 2001

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----
Revenues                             $ 1,820,100    $  6,685,185    $     5,885    $  (181,331)  $  8,329,839

Income (loss) before income taxes        216,714       1,094,893       (946,085)            --        365,522

Total assets at quarter-end           17,408,140     200,253,539      1,463,228     (4,694,531)   214,430,376


         Cemetery Operations. Cemetery revenues increased approximately $263,000, or 14.4%, in the first quarter of 2002 compared to the quarter ended March 31, 2001. Sales for the first quarter of 2002 increased compared to the first quarter of 2001 due to the inclusion of new properties, more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $112,000, or 26.2%, from $427,000 in the quarter ended March 31, 2001 to $539,000 in the quarter ended March 31, 2002 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 25.9% for the three months ended March 31, 2002 compared to 23.5% for the three months ended March 31, 2001 due to a less favorable product and service mix sold.

         Selling, general and administrative expenses increased $143,000, or 13.1%, from $1.22 million in the quarter ended March 31, 2001 to $1.36 million in the quarter ended March 31, 2002, due to the addition of a new location and a more aggressive marketing approach. As a percentage of revenues, selling, general and administrative costs declined to 65.2% in the quarter ended March 31, 2002 from 66.8% in the quarter ended March 31, 2001 due to the higher revenues generated and improved operating efficiencies.

         Income before income taxes increased from $217,000 in the quarter ended March 31, 2001 to $361,000 in the quarter ended March 31, 2002. Operating income as a percentage of revenues improved to 17.3% in the quarter ended March 31, 2002 from 11.9% in the quarter ended March 31, 2001 due to the higher revenues generated and improved operating efficiencies.

         Total assets decreased slightly from $17.4 million in the first quarter of 2001 to $16.1 million in the first quarter of 2002.

         Investment in Mount Washington Forever, LLC. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever, LLC, and is responsible for all aspects of the cemetery's marketing and operations. We account for our investment in Mount Washington Forever, LLC on the equity method. The results of Mount Washington Forever, LLC are summarized in the table below.

                                                                 THREE MONTHS ENDED
                                                     -------------------------------------------
                                                       MARCH 31, 2002           MARCH 31, 2001
                                                     ------------------       ------------------
Revenues                                                 $ 646,226                $  655,405
Cost of goods sold                                         178,696                   181,217
Selling, general and administrative expenses               489,412                   543,327
Loss from operations                                       (21,882)                  (69,139)

         Insurance Operations. Insurance revenues declined approximately $406,000, or 6.1%, in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The decline was primarily attributable to lower than expected premium and investment income as discussed below.

         Our premium income decreased approximately $172,000, or 8.8%, in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The decrease was due to a reduced number of policies written, reflecting more stringent underwriting guidelines which place greater emphasis on generating revenue from more profitable lines of business.

         Expense allowance on reinsurance ceded declined slightly to $3.4 million for the quarter ended March 31, 2002 from $3.5 million for the quarter ended March 31, 2001.

         Our net investment income and realized gains decreased approximately $362,000, or 25.3%, in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The decrease in investment income was due primarily to the absence of non-recurring capital gains generated during the first quarter of 2001.

         Our benefit expenses increased approximately $227,000, or 9.2%, in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This increase was due to a higher than expected mortality experience on retained business.

         Operating income decreased $895,000 from $1.1 million for the first quarter of 2001 to $200,000 for the first quarter of 2002. Operating income as a percentage of revenues declined to 3.2% in the quarter ended March 31, 2002 from 16.4% in the quarter ended March 31, 2001.

         Total assets increased $8.1 million from $200.3 million at March 31, 2001 to $208.4 million at March 31, 2002 due primarily to an increase in the amount due from reinsurers.

         Corporate. Operating losses decreased $925,000, or 97.8%, in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due primarily to increased revenues generated by the management agreement with National Prearranged Services, Inc. (See Note 6)

         Consolidated. Operating income for the quarter ended March 31, 2002 increased $174,000, or 47.5%, compared to the first quarter of 2001. Net income per basic share increased to $0.06 per share for the first quarter of 2002 compared to $0.04 per share for the first quarter of 2001. The increase in operating income for the first quarter of 2002 compared to the first quarter of 2001 was primarily due to increased revenues from our cemetery operations and increased revenues due to the management agreement with National Prearranged Services, partially offset by decreased earnings from our insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12 to 18 months. Because we are able to significantly increase the volume of pre-need revenues at new properties, and much of those revenues are financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. One of our cemetery properties in St. Louis, Missouri, which has been actively marketed since 1997, currently generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. We are experiencing similar positive trends at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings for the remainder of 2002. We believe that any operating cash requirements for our cemetery properties will be funded through working capital on hand or lines of credit. One outstanding line of credit expired in the first quarter of 2002. Currently, we believe that we will be able to renew such line of credit on terms favorable to us. However, in the event we are unable to renew such line of credit, we would be required to seek other sources of funding to satisfy our obligations. There can be no assurance that such other sources of funding will be available or available on terms favorable to our company.

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

         We have invested significant capital to develop and enhance our Life Story and Internet business and our website www.forevernetwork.com. The Life Story program is an important part of our cemetery/funeral home business as well as our brand strategy, and is currently contributing to profitability at the cemetery locations. Margins on the Life Story products and services are high and overhead relatively low. The Forever Network website is currently averaging more than 15,000 hits (visits) per day.

         On April 30, 2002 we entered into a purchase agreement for two cemetery properties (one each in Belleville and Edwardsville, Illinois), for an aggregate purchase price of $455,000. Both cemeteries are currently in receivership and closing is subject to court approval. We anticipate closing on these properties in the second quarter of 2002.

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States. As of March 31, 2002 approximately $4.3 million was available for transfer to us by our subsidiaries by dividend, loan or advance. Effective March 31, 2002, our subsidiary Memorial Service Life Insurance Company declared a dividend payable to Forever Enterprises, Inc. for the full amount of $4.3 million. We anticipate receiving said dividend prior to June 30, 2002.

         Our cash requirements for the remainder of 2002 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next twelve months; however, from time to time, we may need to draw on existing lines of credit to supplement available working capital.

         In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time, or to curtail certain proposed activities.

         Changes in our consolidated balance sheet between December 31, 2001 and March 31, 2002 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our business strategy.

         Policyholder loans were essentially unchanged at $1.8 million at December 31, 2001 and March 31, 2002 due to the absence of new loans.

         Due from reinsurer increased approximately $2.1 million due to an increase in new business written in relation to the blocks of business ceded to Employers Reassurance Corporation, Hannover Life Reassurance Company of America and North America Life Insurance Company.

         Total cash and investments decreased $3.6 million from $101.1 million at December 31, 2001 to $97.5 million at March 31, 2002 due to decreased investments held. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Intangible assets increased $10.4 million from $2.2 million at December 31, 2001 to $12.6 million at March 31, 2002. This increase was due to the execution of the NPS Management Agreement and the acquisition of intellectual property rights and distribution agreements from Family Tree Memorials.

         Future policy benefits increased approximately $1.8 million from $147.7 million at December 31, 2001 to $149.5 million at March 31, 2002. This increase was due to the growth of our reinsured business.

         Policyholder deposits decreased approximately $237,000 from $48.3 million at December 31, 2001 to $48.1 million at March 31, 2002. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company.

         Notes payable increased approximately $10.1 million from $17.8 million at December 31, 2001 to $27.9 million at March 31, 2002 due to increased debt associated with the transactions and acquisitions noted above.

ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no significant effect on our financial position, results of operations or cash flows.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

                  We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOREVER ENTERPRISES, INC.
                                (Registrant)


Dated:  May 15, 2002            By:  /s/ Brent D. Cassity
                                     ------------------------------------------
                                     Brent D. Cassity, Chief Executive Officer



Dated:  May 15, 2002            By:  /s/ J. Tyler Cassity
                                     ------------------------------------------
                                     J. Tyler Cassity, President



Dated:  May 15, 2002            By:  /s/ Michael R. Butler
                                     ------------------------------------------
                                     Michael R. Butler, Chief Financial Officer

                                EXHIBIT INDEX

Ex. No.                          Description
-------                          -----------

 10.1 Cemetery Accounts Receivable Purchase Agreement, dated November 29, 2001, by and between Hollywood Forever, Inc. and Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plan dated 7/24/98 - Trust IV, is filed herewith.