Form 10-Q
period 2002-06-30
FOREVER ENTERPRISES INC
filed 2002-08-14
CIK 1059265

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2002
                               -----------------------------------------------



Commission file number                            001-14067
                       -------------------------------------------------------


                          FOREVER ENTERPRISES, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            TEXAS                                  36-3427454
------------------------------    --------------------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

                               10 S. BRENTWOOD
                           CLAYTON, MISSOURI 63105
------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 726-3371
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


                                                    Number of shares
             Title of class                outstanding as of August 14, 2002
---------------------------------------  -------------------------------------
     Common stock, $0.01 par value                     6,934,934

                          FOREVER ENTERPRISES, INC.
                                  FORM 10-Q

                                    INDEX
                                                                         Page
                                                                         ----

PART I.      FINANCIAL INFORMATION..........................................3

  Item 1.    Financial Statements...........................................3

             Condensed Consolidated Balance Sheets - June 30, 2002
             (Unaudited) and December 31, 2001..............................3

             Condensed Consolidated Statements of Operations (Unaudited) -
             Three Months and Six Months Ended June 30, 2002 and 2001.......5

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 2002 and 2001........................6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)....................................................7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................13

             Cautionary Statement Regarding Forward-Looking Statements.....13

             Overview......................................................13

             Results of Operations.........................................15

             Liquidity and Capital Resources...............................19

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk.....22


PART II.     OTHER INFORMATION.............................................23

  Item 4.    Submission of Matters to a Vote of Security Holders...........23

  Item 6.    Exhibits and Reports on Form 8-K..............................24

SIGNATURES.................................................................25

EXHIBIT INDEX..............................................................26

PART I.     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                                             JUNE 30,            DECEMBER 31,
                                                                               2002                  2001
                                                                               ----                  ----
                                                                            (UNAUDITED)

Cash and cash equivalents                                                  $ 10,041,877          $  7,568,099
Fixed maturity securities                                                    84,511,616            90,735,727
Equity securities                                                             1,588,360               963,055
Policyholder loans                                                            1,808,667             1,818,550
                                                                           ------------          ------------
         Total cash and investments                                          97,950,520           101,085,431
                                                                           ------------          ------------


Trade accounts receivable, net                                                7,673,121             5,582,093
Cemetery property, net                                                        4,083,591             3,557,733
Fixed assets, net                                                             6,986,307             6,308,096
Reinsurance receivable                                                       98,741,213            92,167,215
Inventories                                                                     207,238               256,564
Deferred policy acquisition costs, net                                        1,225,498             1,199,802
Due premium                                                                   7,062,990             6,293,127
Intangible assets                                                            12,964,589             2,175,067
Deferred cost of reinsurance                                                  1,825,383             1,874,715
Deferred tax assets                                                           3,978,872             4,433,660
Receivable from related party                                                10,028,608             7,181,207
Other assets                                                                  5,782,025             5,239,185
                                                                           ------------          ------------
         Total assets                                                      $258,509,955          $237,353,895
                                                                           ============          ============


(continued on next page)


                                   The accompanying notes are an integral
                                      part of the unaudited condensed
                                     consolidated financial statements.







FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)


                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            JUNE 30,               DECEMBER 31,
                                                                              2002                     2001
                                                                              ----                     ----
                                                                           (UNAUDITED)
LIABILITIES:

Lines of credit                                                           $  1,875,925             $  2,031,172
Accounts payable and accrued liabilities                                    11,455,130                8,546,760
Policy liabilities:
     Future policy benefits                                                151,611,988              147,668,986
     Policyholder deposits                                                  47,955,444               48,312,002
Deferred preneed revenues                                                    6,704,030                5,574,815
Payable to related party                                                     5,074,344                3,620,601
Notes payable                                                               27,729,776               17,805,539
                                                                          ------------             ------------
         Total liabilities                                                 252,406,637              233,559,875
                                                                          ------------             ------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
  none issued)                                                                      --                       --
Common stock  ($.01 par value; 30,000,000
  shares authorized; 6,934,934 issued and outstanding)                          69,349                   69,349
Additional paid-in capital                                                  10,386,209               10,337,502
Accumulated deficit                                                         (2,890,874)              (5,143,602)
Accumulated other comprehensive loss                                        (1,461,366)              (1,469,229)
                                                                          ------------             ------------
     Total shareholders' equity                                              6,103,318                3,794,020
                                                                          ------------             ------------

     Total liabilities and shareholders' equity                           $258,509,955             $237,353,895
                                                                          ============             ============


                                    The accompanying notes are an integral
                                       part of the unaudited condensed
                                      consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     JUNE 30,                               JUNE 30,
                                                     --------                               --------
                                              2002                2001               2002                2001
                                              ----                ----               ----                ----

Premium income                            $ 1,714,904          $1,639,668         $ 3,359,209        $ 3,504,014
Net investment income
  and realized gains                        2,365,412             353,958           3,484,992          1,518,399
Cemetery revenue                            2,625,335           2,071,685           4,708,203          3,891,785
Commission and expense allowances           4,959,626           3,505,799           8,394,999          6,986,734
Other revenue                                      --               1,177                  --              1,194
                                          -----------          ----------         -----------        -----------
   Total revenues                          11,665,277           7,572,287          19,947,403         15,902,126
                                          -----------          ----------         -----------        -----------
Benefits incurred                           2,104,780           2,156,345           4,729,032          4,587,308
Cost of cemetery revenue                      685,672             589,500           1,224,870          1,016,784
Selling, general and administrative         7,908,344           5,196,644          13,316,910         10,500,047
Other income                               (1,783,849)           (300,060)         (3,094,926)          (624,474)
Interest expense                              481,193              60,163             963,143            187,244
                                          -----------          ----------         -----------        -----------
   Income (loss) before income taxes        2,269,137            (130,305)          2,808,374            235,217
Income tax expense (benefit)                  422,546              (7,786)            555,646             75,891
                                          -----------          ----------         -----------        -----------
   Income (loss) before extraordinary
     item                                   1,846,591            (122,519)          2,252,728            159,326
Extraordinary item, net of tax                     --             258,659                  --            258,659
                                          -----------          ----------         -----------        -----------
   Net income                             $ 1,846,591          $  136,140         $ 2,252,728        $   417,985
                                          ===========          ==========         ===========        ===========


Income (loss) per share before
   extraordinary item
         Basic                            $      0.27          $    (0.02)        $      0.32        $      0.02
         Diluted                                 0.25               (0.02)               0.31               0.02

Income per share
         Basic                            $      0.27          $     0.02         $      0.32        $      0.06
         Diluted                                 0.25                0.02                0.31               0.06

Weighted average shares outstanding
         Basic                              6,934,934           6,933,924           6,934,934          6,933,924
         Diluted                            7,376,527           7,390,096           7,376,527          7,390,096



                                     The accompanying notes are an integral
                                        part of the unaudited condensed
                                       consolidated financial statements.


FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           -------------------------------------
                                                                               2002                     2001
                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
                  Net cash used in operating activities                    $ (2,347,455)            $ (3,519,793)
                                                                           ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    25,007,052               25,071,042
     Cost of investments purchased                                          (19,102,945)             (23,826,495)
     Purchase of fixed assets                                                (1,006,739)                (324,196)
     Purchase of intangible assets                                          (10,400,000)                      --
     Purchase of cemetery properties                                           (455,780)                      --
     Increase in policyholder loans                                                  --                  (21,037)
     Other, net                                                               1,000,656                  202,875
                                                                           ------------             ------------
                  Net cash provided by (used in) investing activities        (4,957,756)               1,102,189
                                                                           ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                            10,705,780                1,653,988
     Repayment of long-term debt                                               (781,543)              (1,930,908)
     Credit line proceeds                                                     1,114,142                  797,276
     Repayment of credit line                                                (1,259,390)                      --
                                                                           ------------             ------------
                  Net cash provided by financing activities                   9,778,989                  520,356
                                                                           ------------             ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         2,473,778               (1,897,248)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                      7,568,099               12,034,307
                                                                           ------------             ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                         $ 10,041,877             $ 10,137,059
                                                                           ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                                     $    130,000             $         --
                                                                           ============             ============

     Interest paid                                                         $    462,925             $    181,472
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

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The balance sheet information as of December 31, 2001 has been derived from our audited consolidated balance sheet as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

NOTE 2 -- NOTES PAYABLE

         As of June 30, 2002 and December 31, 2001, we had a note payable to Allegiant Bank in the amount of $2,002,299 and $2,030,340, respectively, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (5.25% per annum at June 30, 2002). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $220,000 at June 30, 2002 and December 31, 2001. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2003. Interest is due monthly on the unpaid balance at a per annum rate equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (1.75% per annum at June 30, 2002) as published in The Wall Street Journal. The balance outstanding was $1,655,925 and $1,811,172 at June 30, 2002 and December 31, 2001, respectively.

         Notes payable in the amount of $1,912,647 were settled in full for $1,653,988 on June 5, 2001 resulting in an extraordinary gain of $258,659 ($.04 per basic and diluted share). Concurrent with the retirement of this debt, we entered into a note payable with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/98 -Trust IV ("Allegiant Trust IV"). The balance of this note was $1,538,524 and $1,597,335 as of June 30, 2002 and December 31, 2001,
respectively. Payments of $19,633 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

         We entered into another note payable to Allegiant Trust IV in conjunction with the purchase of Forever Oak Hill Cemetery in December 2001. Payments of $5,357 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum. The balance of this note was $567,228 and $577,864 as of June 30, 2002 and December 31, 2001,
respectively.

         We also have a note payable to Allegiant Trust IV in conjunction with the purchase of Family Tree Memorials in February 2002 in the amount of $250,000. Payments of $2,967 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum. The balance of this note was $244,327 as of June 30, 2002.

         We entered into a note payable to Allegiant Trust IV in conjunction with the purchase of Forever Valley View Cemetery and Forever Mt. Hope Cemetery in June 2002. The balance of this note was $455,780 as of June 30, 2002. Payments of principal and interest of $5,419 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

         We have a note payable to Employers Reassurance Corporation in the amount of $13,600,000 as of June 30, 2002 and December 31, 2001. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (4.02% at June 30, 2002).

         We have a note payable to National Prearranged Services, Inc. in conjunction with the Management Agreement entered into on January 1, 2002 in the amount of $10,000,000 (see Note 6). As of June 30, 2002, the balance of this note was $9,321,618. Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. This note bears interest at the rate of 8.5% per annum.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of June 30, 2002 were as follows:

                                                 COST OR           GROSS             GROSS            ESTIMATED
                                                AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                                  COST             GAINS             LOSSES             VALUE
                                               -----------       ----------       ------------       -----------
Fixed maturity securities:
    Corporate bonds                            $30,710,552       $  248,773       $(2,976,310)       $27,983,015
    Mortgage backed securities                  48,190,604        1,340,856          (249,941)        49,281,519
    U.S. government                              7,587,594          121,713          (462,225)         7,247,082
                                               -----------       ----------       ------------       -----------
      Total fixed maturity securities           86,488,750        1,711,342        (3,688,476)        84,511,616

Equity securities:
    Preferred stock                              1,103,990          149,361           (24,750)         1,228,601
    Common stock                                 1,982,605               --        (1,622,846)           359,759
                                               -----------       ----------       ------------       -----------
      Total equity securities                    3,086,595          149,361        (1,647,596)         1,588,360
                                               -----------       ----------       ------------       -----------

    Total                                      $89,575,345       $1,860,703       $(5,336,072)       $86,099,976
                                               ===========       ==========       ===========        ===========

NOTE 4 -- SEGMENT INFORMATION

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

SIX MONTHS ENDED JUNE 30, 2002

                                        CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                        --------       ---------      ---------     ------------      -----

Revenues                              $ 4,708,203    $ 14,720,523    $ 1,054,171    $  (535,494)   $ 19,947,403

Net income before income taxes            570,838       1,568,424        669,112             --       2,808,374

Total assets at period-end             19,574,863     211,759,386     32,209,173     (5,033,467)    258,509,955


THREE MONTHS ENDED JUNE 30, 2002

                                        CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                        --------       ---------      ---------     ------------      -----

Revenues                              $ 2,625,335    $  8,441,090    $   874,633    $  (275,781)   $ 11,665,277

Net income before income taxes            210,220       1,368,600        690,317             --       2,269,137


SIX MONTHS ENDED JUNE 30, 2001

                                        CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                        --------       ---------      ---------     ------------      -----

Revenues                              $ 3,891,785    $ 12,404,886    $     6,900    $  (401,445)   $ 15,902,126

Net income (loss) before income taxes     451,783       1,185,043     (1,401,609)            --         235,217

Total assets at period-end             13,060,341     202,528,523      6,284,126     (4,728,566)    217,144,424


THREE MONTHS ENDED JUNE 30, 2001

                                        CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                        --------       ---------      ---------     ------------      -----

Revenues                              $ 2,071,685    $  5,719,701    $     1,015    $  (220,114)   $  7,572,287

Net income (loss) before income taxes     235,069          90,150       (455,524)            --        (130,305)

NOTE 5 -- ACQUISITIONS

         On June 3, 2002, we acquired from the court-appointed receiver, all of the operating assets of Mt. Hope Cemetery located in Belleville, Illinois, and Valley View Cemetery located in Edwardsville, Illinois, for a purchase price of $455,780. In connection with such acquisitions, we entered into a note payable with Allegiant Trust IV in the amount of $455,780 with an interest rate of 7.5% per annum.

         On June 5, 2002, we acquired from SCI Missouri Funeral Services, Inc. ("SCI") all of the operating assets and business of the Pfitzinger Funeral Home located in Kirkwood, Missouri, for a cash price of $10 and other consideration. Other consideration included the termination of the existing lease agreement with SCI and the termination of certain non-compete agreements between SCI and Brent D. Cassity, J. Tyler Cassity, J. Douglas Cassity and James M. Crawford, dated February 23, 1996. Upon termination of these agreements, Forever Network, Inc. entered into agreements with Brent D. Cassity, J. Tyler Cassity, J. Douglas Cassity and James M. Crawford for the remainder of the previous non-compete agreements on terms substantially equivalent to the original agreements, resulting in a cash price of $654,057. We accounted for these acquisitions using the purchase method of accounting.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         On November 29, 2001, we entered into an agreement with National Prearranged Services, Inc. ("NPS") to sell up to $1.4 million of cemetery accounts receivable of Hollywood Forever, Inc. Payments for purchased cemetery accounts receivable will be forwarded to NPS monthly until the total amount sold is paid in full. Amounts due under this agreement, which are included in "Other liabilities" on our consolidated balance sheets, were $1,152,000 and $196,000 as of June 30, 2002 and December 31, 2001,
respectively.

         On January 1, 2002, we entered into a Management Agreement with NPS whereby we agreed to provide all necessary personnel to supervise NPS' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of NPS as payment for the services rendered. As consideration to NPS for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. Due to the nature of the agreement and the relationship of the parties involved, this agreement has an estimated useful life of 20 years, although the agreement will be re-evaluated by the parties every five years (December 31, 2005 will be the first evaluation date). This agreement was treated as a purchase of an intangible asset and will be accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management fees, which have been recorded as "Other income" on our consolidated statements of operations, were $1.2 million and $1.9 million for the three and six months ended June 30, 2002, respectively.

         On June 5, 2002, we entered into agreements in connection with the acquisition of the business of Forever Oak Hill Funeral Home at Pfitzinger (see Note 5). Payments of $16,667 (of which equal amounts of $4,944 are payable to Messrs. Brent D. Cassity, our chief executive officer, J. Tyler Cassity, our president, and J. Douglas Cassity, the father of Messrs. Brent and Tyler Cassity) are payable monthly until the balance is paid in full. Amounts payable under these agreements as of June 30, 2002 were $639,406 and are included in "Accrued liabilities" on our consolidated balance sheet.

         We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Other income" on our consolidated statements of operations, were $348,000 and $593,000 for the three and six month periods ended June 30, 2002, respectively. Management fees incurred with related parties, which are included in "Selling, general and administrative expenses" on our consolidated statements of operations, were $90,000 and $180,000 for the three and six months ended June 30, 2002, respectively. These fees reflect an allocation based on actual costs incurred.

         Amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Receivable from related party" on our consolidated balance sheets, were $9,005,748 and $6,226,702 as of June 30, 2002 and December 31, 2001, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Payable to related party" on our consolidated balance sheets, were $4,303,049 and $3,129,154 as of June 30, 2002 and December 31, 2001, respectively. Notes payable to National Prearranged Services, Inc., which is included in "Notes payable" on our consolidated balance sheets, were $9,321,618 and $0 as of June 30, 2002 and December 31, 2001 (see Note 2 above).

NOTE 7 -- NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have determined that the adoption of SFAS 141 has not had a significant impact on our financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We have completed our initial assessment and have determined that there has been no impairment of goodwill, and accordingly no material impact of SFAS 142 on our financial position and results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We do not believe that the adoption of SFAS 143 will have a significant impact on our financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. We have determined that the adoption of SFAS 144 has not had a significant impact on our financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

NOTE 8 -- INCOME (LOSS) PER SHARE OF STOCK

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

                                                                             FOR QUARTER ENDED
                                                                             -----------------
                                                                 JUNE 30, 2002               JUNE 30, 2001
                                                                 -------------               -------------
Weighted average shares outstanding (basic EPS)                    6,934,934                   6,933,924

Dilutive potential common shares                                     441,593                     456,172

Weighted average shares outstanding and
  dilutive potential common shares (diluted EPS)                   7,376,527                   7,390,096

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

NOTE 9 -- SUBSEQUENT EVENTS

         On July 18, 2002, we repaid $2.1 million in principal along with interest of $832,592 to Employers Reassurance Corporation ("ERC") pursuant to the terms of the promissory note with ERC. Such amounts were paid from available funds and no additional borrowings were incurred to meet this obligation.

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

         Forever Network, Inc., directly and through its subsidiaries, Mason Securities Association, Inc. (d/b/a Forever Bellerive Cemetery), Forever Oak Hill Cemetery, Forever Oak Hill Funeral Home at Pfitzinger, Forever Valley View Cemetery, Forever Mt. Hope Cemetery, Forever Memorial, Inc., Hollywood Forever, Inc., Dartmont Investment, Inc. and Mount Washington Forever, Inc., owns and operates funeral homes and cemetery properties and sells, archives and displays digital interactive Life Stories viewed at grave sites and on the Internet at www.forevernetwork.com. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site.

         Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services, Inc. is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

         On June 3, 2002, we acquired from Donald M. Sampson, Receiver, all of the operating assets of Mt. Hope Cemetery located in Belleville, Illinois, and Valley View Cemetery located in Edwardsville, Illinois, for a cash purchase price of $455,780.

         On June 5, 2002, we acquired from SCI Missouri Funeral Services, Inc. ("SCI") all of the operating assets and business of the Pfitzinger Funeral Home located in Kirkwood, Missouri, for a cash purchase price of $654,057.

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $80.3 million of the reinsurance receivable as of June 30, 2002 was related to the agreement with Employers Reassurance Corporation.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. We have segregated funds of approximately $55.6 million in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of June 30, 2002 was approximately $1.8 million. Approximately $18.4 million of the reinsurance receivable as of June 30, 2002 was related to the agreements with NAL and Hannover.

         The arrangements with Employers Reassurance Corporation, North America Life Insurance Company of Texas and Hannover Reassurance Life Company of America were made to allow us to shift our focus from insurance operations to the cemetery operations of our company.

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

         We will seek to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our Forever network of families with digital Life Stories. Our plan is to acquire properties in or near major metropolitan areas to allow us to advertise and market the Forever programs to large populations. We seek properties with enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The targeted properties could possibly be distressed in some way. We believe those in need of an innovative marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our Life Story services to existing client family members, thus expanding our market potential. We also may pursue properties in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land. We believe that acquiring and developing properties in major metropolitan areas should facilitate development of our Internet business strategy, which serves to display family archives, educate consumers on memorial products, services and providers, and to sell memorial services and merchandise through the www.forevernetwork.com website. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the fact that certain of the major acquisition companies are in financial distress, more properties should be available for acquisition, and the prices for properties are declining to what we believe are reasonable levels. Execution of this strategy should allow us to develop further the Forever brand and our company as a leader in providing unique and valuable memorialization products and services.

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

         Our financial highlights were as follows:

                                                                               SIX MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                                                      JUNE 31,
                                                                   ---------------------------------------
                                                                       2002                       2001
                                                                       ----                       ----

Premium income                                                     $  3,359,209               $  3,504,014
Net investment income and realized gains                              3,484,992                  1,518,399
Cemetery revenue                                                      4,708,203                  3,891,785
Commission and expense allowances                                     8,394,999                  6,986,734
Other revenue                                                                --                      1,194
                                                                   ------------               ------------
     Total revenues                                                  19,947,403                 15,902,126
Benefits incurred                                                     4,729,032                  4,587,308
Cost of cemetery revenues                                             1,224,870                  1,016,784
Selling, general and administrative expenses                         13,316,910                 10,500,047
Other income                                                         (3,094,926)                  (624,474)
Interest expense                                                        963,143                    187,244
                                                                   ------------               ------------
     Income before income taxes                                       2,808,374                    235,217
Income tax expense                                                      555,646                     75,891
                                                                   ------------               ------------
     Income before extraordinary item                                 2,252,728                    159,326
Extraordinary item                                                           --                    258,659
                                                                   ------------               ------------
     Net income                                                    $  2,252,728               $    417,985
                                                                   ============               ============


Income per share before extraordinary item
     Basic                                                         $       0.32               $       0.02
     Diluted                                                               0.31                       0.02

Income per share
     Basic                                                         $       0.32               $       0.06
     Diluted                                                               0.31                       0.06


BALANCE SHEET DATA:                                                JUNE 30, 2002           DECEMBER 31, 2001
                                                                   -------------           -----------------

Trade accounts receivable, net                                     $  7,673,121               $  5,582,093
Cemetery property, net                                                4,083,591                  3,557,733
Total assets                                                        258,509,955                237,353,895
Total policy liabilities                                            199,567,432                195,980,988
Deferred preneed revenues                                             6,704,030                  5,574,815
Shareholders' equity                                                  6,103,318                  3,794,020


         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

SIX MONTHS ENDED JUNE 30, 2002
                                       CEMETERY       INSURANCE       CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------       ---------     ------------      -----

Revenues                              $ 4,708,203    $ 14,720,523    $ 1,054,171    $  (535,494)   $ 19,947,403

Net income before income taxes            570,838       1,568,424        669,112             --       2,808,374

Total assets at period-end             19,574,863     211,759,386     32,209,173     (5,033,467)    258,509,955







THREE MONTHS ENDED JUNE 30, 2002
                                       CEMETERY       INSURANCE       CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------       ---------     ------------      -----

Revenues                              $ 2,625,335    $  8,441,090    $   874,633    $  (275,781)   $ 11,665,277

Net income before income taxes            210,220       1,368,600        690,317             --       2,269,137


SIX MONTHS ENDED JUNE 30, 2001
                                       CEMETERY       INSURANCE       CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------       ---------     ------------      -----

Revenues                              $ 3,891,785    $ 12,404,886    $     6,900    $  (401,445)   $ 15,902,126

Net income (loss) before income taxes     451,783       1,185,043     (1,401,609)            --         235,217

Total assets at period-end             13,060,341     202,528,523      6,284,126     (4,728,566)    217,144,424


THREE MONTHS ENDED JUNE 30, 2001
                                       CEMETERY       INSURANCE       CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------       ---------     ------------      -----

Revenues                              $ 2,071,685    $  5,719,701    $     1,015    $  (220,114)   $  7,572,287

Net income (loss) before income taxes     235,069          90,150       (455,524)            --        (130,305)

         Cemetery Operations. Cemetery revenues increased approximately $554,000 and $816,000, or 26.7% and 21.0%, in the three-month and six-month periods ended June 30, 2002, respectively, compared to the corresponding periods of 2001. Sales for the first six months of 2002 increased due to the inclusion of new properties, more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $96,000 and $208,000, or 16.3% and 20.5%, from $590,000 and $1.0 million in the three and six months ended June 30, 2001, respectively, to $686,000 and $1.2 million in the corresponding periods of 2002 due to increased cemetery sales. Cost of sales as a percentage of revenues decreased to 26.1% and 26.0% for the three and six months ended June 30, 2002, respectively, compared to 28.5% and 26.1% for the three and six months ended June 30, 2001, respectively, due to more efficient uses of cemetery resources.

         Selling, general and administrative expenses increased $617,000 and $760,000, or 48.0% and 30.4%, from $1.3 million and $2.5 million in the three and six months ended June 30, 2001, respectively, to $1.9 million and $3.3 million, in the corresponding periods of 2002 due to the addition of new locations and a more aggressive marketing approach. As a percentage of revenues, selling, general and administrative costs increased to 72.5% and 69.2% in the three and six months ended June 30, 2002, respectively, from 62.0% and 64.3% in the three and six months ended June 30, 2001, respectively.

         Income before income taxes decreased from $235,000 and increased from $452,000 in the three and six months ended June 30, 2001, respectively, to $210,000 and $571,000 in the corresponding periods of 2002. Operating income as a percentage of revenues declined to 8.0% and improved to 12.1% in the three and six months ended June 30, 2002, respectively, from 11.3% and 11.6% in the corresponding periods of 2001 due to the higher revenues generated and improved operating efficiencies year to date, offset by higher operating expenses in the second quarter.

         Investment in Mount Washington Forever, LLC. We currently have a 50% interest in Mount Washington Forever, LLC, and are responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever, LLC are summarized in the table below.

                                                                    SIX MONTHS ENDED
                                                        ---------------------------------------
                                                        JUNE 30, 2002             JUNE 30, 2001
                                                        -------------             -------------

Revenues                                                 $1,563,697                $1,631,189
Cost of goods sold                                          415,371                   443,659
Selling, general and administrative expenses              1,045,967                 1,000,429
Income from operations                                      102,359                   187,101

         Insurance Operations. Insurance revenues increased approximately $2.7 million and $2.3 million, or 47.6% and 18.7%, in the three-month and six-month periods ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increases were primarily attributable to higher than expected investment income as discussed below.

         Our premium income increased approximately $187,000 and $17,000, or 11.1% and 0.5%, in the three-month and six-month periods ended June 30, 2002, respectively, compared to the corresponding periods of 2001. These increases were due to an increase in the number of policies written from more profitable lines of business.

         Commission and expense allowances on reinsurance ceded increased approximately $1.5 million and $1.4 million, or 41.5% and 20.2%, in the three-month and six-month periods ended June 30, 2002, respectively, compared to the corresponding periods of 2001 due to a higher number of monthly pay policies written along with an increase in the number of single premium policies written.

         Our net investment income and realized gains increased approximately $1.2 million and $838,000, or 343.0% and 47.0%, in the three-month and six-month periods ended June 31, 2002, respectively, compared to the corresponding periods of 2001. The increases in investment income were due primarily to the inclusion of interest income of $694,000 accrued on the experience rating refund due in August 2002.

         Our benefit expenses decreased approximately $34,000 and increased $193,000, or 1.5% and 4.1%, in the three-month and six-month periods ended June 30, 2002, respectively, compared to the corresponding periods of 2001. These variances were due to a lower than expected mortality experience in the second quarter offset by a higher than expected mortality experience in the first quarter on retained business.

         Income before income taxes increased $1.3 million and $383,000, from $90,000 and $1.2 million, respectively, for the three- and six-month periods ended June 30, 2001, to $1.4 million and $1.6 million for the three- and six-month periods ended June 30, 2002. Income before income taxes as a percentage of revenues improved to 16.2% and 10.7% in the three and six months ended June 30, 2002, respectively, from 1.6% and 9.6% in the corresponding periods of 2001.

         Total assets increased $9.2 million from $202.5 million at June 30, 2001 to $211.7 million at June 30, 2002 due primarily to an increase in the amount due from reinsurers.

         Corporate. Income before income taxes increased $1.1 million and $2.1 million, or 251.5% and 147.7%, in the three-month and six-month periods ended June 30, 2002 compared to the corresponding periods of 2001, due primarily to increased revenues generated by the management agreement with National Prearranged Services, Inc. (See Note 6).

         Consolidated. Income before income taxes for the three- and six-month periods ended June 30, 2002 increased $2.4 million and $2.6 million, compared to the corresponding periods of 2001. Net income per basic share for the three- and six-month periods ended June 30, 2002, increased to $0.27 and $0.32, respectively, from $0.02 and $0.06 per share for the corresponding periods of 2001. The increase in operating income for the three and six months ended June 30, 2002, compared to the same periods of 2001, was primarily due to increased revenues from our cemetery and insurance operations and increased revenues from the management agreement with National Prearranged Services.

         The effective tax rate of 19.8% in the current year was due to our cemetery operations being in a net operating loss position combined with a lower tax rate used by our insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure capital required for additional new cemetery properties and technology developments related to the digital biographies and the Internet through debt and/or equity financing. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12 to 18 months. Because we have been able to significantly increase the volume of pre-need revenues at new properties, and much of those revenues are financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. One of our cemetery properties in St. Louis, Missouri, which has been actively marketed since 1997, currently generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. We are experiencing similar positive trends at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings for the remainder of 2002. We believe that any operating cash requirements for our cemetery properties will be funded through working capital on hand or existing lines of credit.

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

         We have invested significant capital to develop and enhance our Life Story and Internet business and our website www.forevernetwork.com. The Life Story program is an important part of our cemetery/funeral home business as well as our brand strategy, and is currently contributing to profitability at the cemetery locations. Margins on the Life Story products and services are high relative to our other revenue sources and overhead relatively low. The Forever Network website is currently averaging more than 21,000 hits per day.

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States. Effective March 31, 2002, our subsidiary Memorial Service Life Insurance Company declared a dividend payable to Forever Enterprises, Inc. for the full available amount of $4.3 million. We received the dividend in two equal payments of $2.15 million on May 8, 2002 and May 17, 2002. As of June 30, 2002, no additional funds were available for transfer to us by our insurance subsidiaries by dividend, loan or advance.

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

         Changes in our consolidated balance sheets between December 31, 2001 and June 30, 2002 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our business strategy.

         Policyholder loans were essentially unchanged at $1.8 million at December 31, 2001 and June 30, 2002 due to the absence of new loans.

         Due from reinsurer increased approximately $6.6 million due to an increase in new business written in relation to the blocks of business ceded to Hannover Life Reassurance Company of America and North America Life Insurance Company.

         Total cash and investments decreased $3.1 million from $101.1 million at December 31, 2001 to $98.0 million at June 30, 2002 due primarily to a decrease in the market values of investments held. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Intangible assets increased $10.8 million from $2.2 million at December 31, 2001 to $13.0 million at June 30, 2002. This increase was due to the execution of the NPS Management Agreement and the acquisition of intellectual property rights and distribution agreements from Family Tree Memorials. The increase was also due to the payment agreements executed in connection with the acquisition of the Forever Oak Hill Funeral Home at Pfitzinger (See Note 5).

         Future policy benefits increased approximately $3.9 million from $147.7 million at December 31, 2001 to $151.6 million at June 30, 2002. This increase was primarily due to the growth of our reinsured business.

         Policyholder deposits decreased approximately $357,000 from $48.3 million at December 31, 2001 to $47.9 million at June 30, 2002. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company and Funeral Security Life Insurance Company.

         Notes payable increased approximately $9.9 million from $17.8 million at December 31, 2001 to $27.7 million at June 30, 2002 due to increased debt associated with the transactions and acquisitions noted above, offset by paydowns against such debt.

ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have determined that the adoption of SFAS 141 has not had a significant impact on our financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a company to complete a transitional goodwill impairment test six months from the date of adoption. We have completed our initial assessment and have determined that there has been no impairment of goodwill, and accordingly no material impact of SFAS 142 on our financial position and results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We do not believe that the adoption of SFAS 143 will have a significant impact on our financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. We have determined that the adoption of SFAS 144 has not had a significant impact on our financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2002 annual meeting of shareholders was held on May 14, 2002. Of 6,934,934 shares issued, outstanding and eligible to be voted at the meeting, 6,556,813 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the shareholders at the meeting.

         The only matter submitted was the election of two director nominees to our board of directors as follows: two Class I directors to continue in office until the year 2005. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that each director nominee had been elected. The voting results are set forth below:


            NAME                              FOR                 WITHHELD
            ----                              ---                 --------

            Class I
            J. Tyler Cassity               6,556,768                 45
            Steven M. Zamler               6,556,768                 45

         Because we have a staggered board, the term of office of the following named Class II and Class III directors, who were not up for election at the 2002 annual meeting, continued after the meeting:

            Class II (to continue in office until 2003)

                     Randall K. Sutton
                     Oliver C. Boileau, Jr.

            Class III (to continue in office until 2004)

                     Brent D. Cassity
                     Howard A. Wittner

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index hereto.

         (b)      Reports on Form 8-K.

                  We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FOREVER ENTERPRISES, INC.
                                    (Registrant)


Dated: August 14, 2002              By: /s/ Brent D. Cassity
                                    ------------------------------------------
                                    Brent D. Cassity, Chief Executive Officer



Dated: August 14, 2002              By: /s/ J. Tyler Cassity
                                    ------------------------------------------
                                    J. Tyler Cassity, President



Dated: August 14, 2002              By: /s/ Michael R. Butler
                                    ------------------------------------------
                                    Michael R. Butler, Chief Financial Officer

                                EXHIBIT INDEX

Ex. No.                              Description
-------                              -----------

 10.1 Payment Agreement, dated June 5, 2002, between Forever Network, Inc. and Brent D. Cassity, is filed herewith.

 10.2 Payment Agreement, dated June 5, 2002, between Forever Network, Inc. and J. Tyler Cassity, is filed herewith.

 99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

 99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.