Form 10-Q
period 2002-09-30
FOREVER ENTERPRISES INC
filed 2002-11-14
CIK 1059265

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 2002
                               -----------------------------------------------



Commission file number                      001-14067
                       -------------------------------------------------------


                          FOREVER ENTERPRISES, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              TEXAS                                   36-3427454
--------------------------------      ----------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

                         10 S. BRENTWOOD
                        CLAYTON, MISSOURI               63105
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


                                                 Number of shares
          Title of class               outstanding as of November 14, 2002
---------------------------------    ---------------------------------------
  Common stock, $0.01 par value                    6,934,934

                          FOREVER ENTERPRISES, INC.
                                  FORM 10-Q

                                    INDEX
                                                                       Page
                                                                       ----


PART I.        FINANCIAL INFORMATION......................................3

     Item 1.   Financial Statements.......................................3

               Condensed Consolidated Balance Sheets - September 30,
                  2002 (Unaudited) and December 31, 2001..................3

               Condensed Consolidated Statements of Operations
                 (Unaudited) - Three Months and Nine Months Ended
                 September 30, 2002 and 2001..............................5

               Condensed Consolidated Statements of Cash Flows
                 (Unaudited) - Nine Months Ended September 30, 2002
                 and 2001.................................................6

               Notes to Condensed Consolidated Financial Statements
                 (Unaudited)..............................................7

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................14

               Cautionary Statement Regarding Forward-Looking
                 Statements..............................................14

               Overview..................................................14

               Results of Operations.....................................16

               Liquidity and Capital Resources...........................20

     Item 3.   Quantitative and Qualitative Disclosure About
                 Market Risk.............................................23

     Item 4.   Controls and Procedures...................................23


PART II.       OTHER INFORMATION.........................................24

     Item 1.   Legal Proceedings.........................................24

     Item 6.   Exhibits and Reports on Form 8-K..........................24

SIGNATURES...............................................................25

CERTIFICATIONS...........................................................26

EXHIBIT INDEX............................................................30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                      SEPTEMBER 30,          DECEMBER 31,
                                                          2002                   2001
                                                      -------------          ------------
                                                       (UNAUDITED)

Cash and cash equivalents                             $ 17,086,651          $  7,568,099
Fixed maturity securities                               79,221,089            90,735,727
Equity securities                                        1,077,104               963,055
Policyholder loans                                       1,829,280             1,818,550
                                                      ------------          ------------
    Total cash and investments                          99,214,124           101,085,431
                                                      ------------          ------------


Trade accounts receivable, net                           8,822,160             5,582,093
Cemetery property, net                                   4,027,470             3,557,733
Fixed assets, net                                        7,559,107             6,308,096
Reinsurance receivable                                  98,093,626            92,167,215
Inventories                                                200,786               256,564
Deferred policy acquisition costs, net                   1,506,550             1,199,802
Due premium                                              8,039,628             6,293,127
Intangible assets                                       12,795,986             2,175,067
Deferred cost of reinsurance                             1,800,717             1,874,715
Deferred tax assets                                      4,178,174             4,433,660
Receivable from related party                            8,024,099             7,181,207
Other assets                                             5,869,387             5,239,185
                                                      ------------          ------------
    Total assets                                      $260,131,814          $237,353,895
                                                      ============          ============


(continued on next page)

                         The accompanying notes are an integral
                            part of the unaudited condensed
                           consolidated financial statements.







FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)


                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          SEPTEMBER 30,            DECEMBER 31,
                                                                              2002                     2001
                                                                          -------------            ------------
                                                                           (UNAUDITED)

LIABILITIES:

Lines of credit                                                           $  2,243,112             $  2,031,172
Accounts payable and accrued liabilities                                    11,059,893                8,546,760
Policy liabilities:
  Future policy benefits                                                   155,194,664              147,668,986
  Policyholder deposits                                                     47,105,011               48,312,002
Deferred preneed revenues                                                    7,634,427                5,574,815
Payable to related party                                                     5,734,889                3,620,601
Notes payable                                                               24,968,478               17,805,539
                                                                          ------------             ------------
    Total liabilities                                                      253,940,474              233,559,875
                                                                          ------------             ------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
 none issued)                                                                       --                       --
Common stock  ($.01 par value; 30,000,000
 shares authorized; 6,934,934 issued and outstanding)                           69,349                   69,349
Additional paid-in capital                                                  10,279,979               10,337,502
Accumulated deficit                                                         (1,571,232)              (5,143,602)
Accumulated other comprehensive loss                                        (2,586,756)              (1,469,229)
                                                                          ------------             ------------
    Total shareholders' equity                                               6,191,340                3,794,020
                                                                          ------------             ------------

    Total liabilities and shareholders' equity                            $260,131,814             $237,353,895
                                                                          ============             ============

                                    The accompanying notes are an integral
                                       part of the unaudited condensed
                                      consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                    -------------                         -------------
                                              2002                2001               2002                2001
                                              ----                ----               ----                ----

Premium income                            $ 2,855,511          $1,747,896         $ 6,214,720        $ 5,251,910
Net investment income
 and realized gains                           499,931             635,638           3,984,923          2,154,037
Cemetery revenue                            2,631,175           1,867,884           7,339,378          5,759,669
Commission and expense allowances           4,985,260           3,706,727          13,380,259         10,693,461
Other revenue                               1,347,820             312,470           4,014,039            854,837
                                          -----------          ----------         -----------        -----------
    Total revenues                         12,319,697           8,270,615          34,933,319         24,713,914
                                          -----------          ----------         -----------        -----------
Benefits incurred                           1,967,574           2,143,891           6,696,606          6,731,199
Cost of cemetery revenue                      647,989             547,676           1,872,859          1,564,460
Insurance commissions                       3,937,436           3,505,413          11,582,430          9,278,814
Selling, general and administrative         4,012,091           2,583,469           9,684,007          7,310,115
Other income                                 (266,485)            (36,904)           (695,192)          (120,205)
Interest expense                              472,915             243,463           1,436,058            430,707
                                          -----------          ----------         -----------        -----------
  Income (loss) before income taxes         1,548,177            (716,393)          4,356,551           (481,176)
Income tax expense (benefit)                  228,535             (51,282)            784,181             24,609
                                          -----------          ----------         -----------        -----------
  Income (loss) before extraordinary
   item                                     1,319,642            (665,111)          3,572,370           (505,785)
Extraordinary item, net of tax                     --                  --                  --            258,659
                                          -----------          ----------         -----------        -----------
    Net income (loss)                     $ 1,319,642          $ (665,111)        $ 3,572,370        $  (247,126)
                                          ===========          ==========         ===========        ===========


Income (loss) per share before
 extraordinary item
      Basic                               $      0.19          $    (0.10)        $      0.52        $     (0.07)
      Diluted                                    0.18               (0.09)               0.49              (0.07)

Income (loss) per share
      Basic                               $      0.19          $    (0.10)        $      0.52        $     (0.04)
      Diluted                                    0.18               (0.09)               0.49              (0.03)

Weighted average shares outstanding
      Basic                                 6,934,934           6,934,607           6,934,934          6,934,168
      Diluted                               7,358,020           7,463,359           7,358,020          7,462,920



                                     The accompanying notes are an integral
                                        part of the unaudited condensed
                                       consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          -------------------------------------
                                                                              2002                     2001
                                                                              ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net cash provided by (used in) operating activities                $  3,726,347             $ (6,148,930)
                                                                          ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales and maturities of available-for-sale investments      36,846,238               34,452,309
  Cost of investments purchased                                            (26,664,044)             (46,295,077)
  Purchase of fixed assets                                                  (1,798,284)                (643,098)
  Purchase of intangible assets                                            (10,400,000)                      --
  Purchase of cemetery properties                                             (455,780)                      --
  Increase in investment in subsidiary                                        (130,000)                      --
  Increase in policyholder loans                                                    --                  (29,289)
  Other, net                                                                 1,019,196                1,458,064
                                                                          ------------             ------------
       Net cash used in investing activities                                (1,582,674)             (11,057,091)
                                                                          ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of shares for stock options                                              --                    2,037
  Proceeds from long-term debt                                              10,835,780               15,253,988
  Repayment of long-term debt                                               (3,672,841)              (1,972,991)
  Credit line proceeds                                                       2,652,258                1,631,656
  Repayment of credit line                                                  (2,440,318)                      --
                                                                          ------------             ------------
       Net cash provided by financing activities                             7,374,879               14,914,690
                                                                          ------------             ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                            9,518,552               (2,291,331)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                         7,568,099               12,034,307
                                                                          ------------             ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                            $ 17,086,651             $  9,742,976
                                                                          ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                                       $    215,285             $    112,000
                                                                          ============             ============

  Interest paid                                                           $  1,653,874             $    288,087
                                                                          ============             ============

                                    The accompanying notes are an integral
                                       part of the unaudited condensed
                                      consolidated financial statements.

                                   - 6 -

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

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The balance sheet information as of December 31, 2001 has been derived from our audited consolidated balance sheet as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

NOTE 2 -- NOTES PAYABLE

         As of September 30, 2002 and December 31, 2001, we had a note payable to Allegiant Bank in the amount of $1,988,278 and $2,030,340, respectively, which matures on January 1, 2003. Principal payments of $4,674 are due monthly along with interest at the "corporate market" interest rate (5.25% per annum at September 30, 2002). The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $250,000 and $220,000 at September 30, 2002 and December 31, 2001, respectively. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2003. Interest is due monthly on the unpaid balance at a per annum rate equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (1.76% per annum at September 30, 2002) as published in The Wall Street Journal. The balance outstanding was $1,993,112 and $1,811,172 at September 30, 2002 and December 31, 2001, respectively.

         Notes payable in the amount of $1,912,647 were settled in full for $1,653,988 on June 5, 2001 resulting in an extraordinary gain of $258,659 ($.04 per basic and diluted share). Concurrent with the retirement of this debt, we entered into a note payable with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/98 -Trust IV ("Allegiant Trust IV"). On July 26, 2002 we increased the balance of this note by $130,000 in conjunction with the settlement of a lawsuit with Odessa Group, L.L.C. (see Part II, Item 1). The balance of this note was $1,635,729 and $1,597,335 as of September 30, 2002 and December 31, 2001, respectively. Payments of $21,292 of principal and interest are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

         We entered into another note payable to Allegiant Trust IV in conjunction with the purchase of a cemetery property in Missouri in December 2001. Payments of $5,357 of principal and interest are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum. The balance of this note was $561,759 and $577,864 as of September 30, 2002 and December 31, 2001, respectively.

         We also have a note payable to Allegiant Trust IV in conjunction with the purchase of an online interactive memorial product in February 2002 in the amount of $250,000. Payments of $2,967 of principal and interest are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum. The balance of this note was $239,978 as of September 30, 2002.

         We entered into a note payable to Allegiant Trust IV in conjunction with the purchase of two cemetery properties in Illinois in June 2002. The balance of this note was $450,641 as of September 30, 2002. Payments of principal and interest of $5,419 are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

         We have a note payable to Employers Reassurance Corporation, which was in the amount of $11.5 million and $13.6 million as of September 30, 2002 and December 31, 2001, respectively. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (2.64% at September 30, 2002).

         We have a note payable to National Prearranged Services, Inc. in conjunction with the Management Agreement entered into on January 1, 2002 in the amount of $10,000,000 (see Note 6). As of September 30, 2002, the balance of this note was $8,592,093. Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. This note bears interest at the rate of 8.5% per annum.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of September 30, 2002 were as follows:

                                                 COST OR           GROSS             GROSS            ESTIMATED
                                                AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                  COST             GAINS            LOSSES              VALUE
                                               -----------       ----------       ------------       -----------
Fixed maturity securities:
    Corporate bonds                            $30,225,572       $  404,893       $(6,108,473)       $24,521,992
    Mortgage backed securities                  46,748,722        1,990,311                --         48,739,033
    U.S. government                              5,685,007          275,057                --          5,960,064
                                               -----------       ----------       -----------        -----------
      Total fixed maturity securities           82,659,301        2,670,261        (6,108,473)        79,221,089

Equity securities:
    Preferred stock                              1,052,498           97,118          (117,312)         1,032,304
    Common stock                                 1,766,900               --        (1,722,100)            44,800
                                               -----------       ----------       -----------        -----------
      Total equity securities                    2,819,398           97,118        (1,839,412)         1,077,104
                                               -----------       ----------       -----------        -----------

    Total                                      $85,478,699       $2,767,379       $(7,947,885)       $80,298,193
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

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                             CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                             --------        ---------       ---------    ------------       -----

Revenues                                    $ 7,339,378    $ 23,144,579    $ 5,249,654    $  (800,292)   $ 34,933,319

Net income before income taxes                  410,784       3,340,639        605,128             --       4,356,551

Total assets at period-end                   21,471,986     214,887,140     28,931,467     (5,158,779)    260,131,814


THREE MONTHS ENDED SEPTEMBER 30, 2002

                                             CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                             --------        ---------       ---------    ------------       -----

Revenues                                    $ 2,631,175    $  8,424,056    $ 1,529,264    $  (264,798)   $ 12,319,697

Net income (loss) before income taxes          (160,054)      1,772,215        (63,984)            --       1,548,177







NINE MONTHS ENDED SEPTEMBER 30, 2001

                                             CEMETERY        INSURANCE       CORPORATE     INTERSEGMENT      TOTAL
                                             --------        ---------       ---------     ------------      -----

Revenues                                    $ 5,759,669     $ 18,657,124    $   919,891    $  (622,770)   $ 24,713,914

Net income (loss) before income taxes           176,414        1,217,095     (1,874,685)            --        (481,176)

Total assets at period-end                   13,513,449      207,920,315     18,053,850     (4,753,686)    234,733,928


THREE MONTHS ENDED SEPTEMBER 30, 2001

                                             CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT       TOTAL
                                             --------        ---------      ---------     ------------       -----

Revenues                                    $1,867,884      $6,252,238      $ 371,818      $(221,325)      $8,270,615

Net income (loss) before income taxes         (275,369)         32,052       (473,076)            --         (716,393)


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

         Effective July 1, 2002, we entered into a non-cancelable lease agreement for office space in Clayton, Missouri. This lease is accounted for as an operating lease. Future minimum lease payments under the terms of this operating lease at September 30, 2002 were $2.9 million. This lease agreement expires in June 2007.

         Effective July 11, 2002, we entered into the first of several phases of a long-term lease with Dell Financial Services L.P. to provide computer equipment for all Forever locations. The term of each phase of the lease is for 36 months with varying payment amounts and ending dates. These leases are being accounted for as capital leases. Total aggregate purchases through September 30, 2002 were $84,557. As of September 30, 2002, the balance of the leases payable was $80,589.

         Effective August 2, 2002, we entered into a guaranty agreement with Commerce Bank N.A. to secure a $2,000,000 promissory note with and between Mount Washington Forever, L.L.C. and Commerce Bank N.A. to finance the construction of a new mausoleum at the Mt. Washington cemetery. As of September 30, 2002 the balance of the promissory note was $546,392.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         On November 29, 2001, to finance the construction of an addition to the mausoleum in Hollywood, we entered into an agreement with National Prearranged Services, Inc. ("NPS") to sell up to $1.4 million of cemetery accounts receivable of Hollywood Forever, Inc. Due to higher than expected costs during 2002, this amount was increased to $1.7 million. Payments for purchased cemetery accounts receivable will be forwarded to NPS monthly until the total amount sold is paid in full. Amounts due under this agreement, which are included in "Payable to related party" on our consolidated balance sheets, were $1,561,538 and $196,000 as of September 30, 2002 and December 31, 2001, respectively. Due to the excessive administrative time and expense associated with managing the accounts receivable agreement, in October 2002, this agreement was converted to a note payable to Allegiant Trust IV, retroactive to the date of the original agreement (see Note 10).

         On January 1, 2002, we entered into a Management Agreement with NPS whereby we agreed to provide all necessary personnel to supervise NPS' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of NPS as payment for the services rendered. As consideration to NPS for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. Due to the nature of the agreement and the relationship of the parties involved, this agreement has an estimated useful life of 20 years, although the agreement will be re-evaluated by the parties every five years (December 31, 2005 will be the first evaluation date). This agreement was treated as a purchase of an intangible asset and will be accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management fees, which have been recorded as "Other revenue" on our consolidated statements of operations, were $1.0 million and $2.9 million for the three and nine months ended September 30, 2002, respectively.

         On June 5, 2002, we entered into agreements in connection with the acquisition of the business of a funeral home in Missouri. Payments of $16,667 (of which equal amounts of $4,944 are payable to Messrs. Brent D. Cassity, our chief executive officer, J. Tyler Cassity, our president, and J. Douglas Cassity, the father of Messrs. Brent and Tyler Cassity) are payable monthly until the balance is paid in full. Amounts payable under these agreements as of September 30, 2002 were $601,157 and are included in "Accrued liabilities" on our consolidated balance sheet.

         We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Other revenue" on our consolidated statements of operations, were $332,000 and $925,000 for the three- and nine-month periods ended September 30, 2002, respectively. Management fees incurred with related parties, which are included in "Selling, general and administrative expenses" on our consolidated statements of operations, were $90,000 and $270,000 for the three and nine months ended September 30, 2002, respectively. These fees reflect an allocation based on actual costs incurred.

         Amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Receivable from related party" on our consolidated balance sheets, were $7,076,769 and $6,226,702 as of September 30, 2002 and December 31, 2001, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Payable to related party" on our consolidated balance sheets, were $4,962,293 and $3,129,154 as of September 30, 2002 and December 31, 2001, respectively. Notes payable to National Prearranged Services, Inc., which is included in "Notes payable" on our consolidated balance sheets, were $8,592,093 and $0 as of September 30, 2002 and December 31, 2001, respectively (see Note 2 above).

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. We have determined that the adoption of SFAS 144 will not have a significant impact on our financial statements.

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

                                                                            FOR QUARTER ENDED
                                                                            -----------------
                                                              SEPTEMBER 30, 2002          SEPTEMBER 30, 2001
                                                              ------------------          ------------------
Weighted average shares outstanding (basic EPS)                    6,934,934                   6,934,168

Dilutive potential common shares                                     423,086                     528,752

Weighted average shares outstanding and
   dilutive potential common shares (diluted EPS)                  7,358,020                   7,462,920

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

NOTE 9 -- ACQUISITIONS

         We regularly evaluate possible acquisitions of cemetery properties that appear consistent with our acquisition strategy. On September 27, 2002 we entered into a letter of intent to purchase a single-location cemetery property located in the Southwest United States. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and additional equity financing. We anticipate beginning our due diligence investigation in the fourth quarter of 2002. If due diligence proves favorable, closing is expected to occur during the first quarter of 2003.

NOTE 10 -- SUBSEQUENT EVENTS

         In October 2002, we converted the accounts receivable purchase agreement (see Note 6) with National Prearranged Services into a note payable to Allegiant Trust IV in the amount of $1.7 million. Payments of $34,065 of principal and interest are due monthly until the principal balance is paid in full. The interest rate on this note is 7.5% per annum.

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

         Forever Network, Inc., directly and through its subsidiaries, owns and operates funeral homes and cemetery properties and sells, archives and displays digital interactive Life Stories viewed at grave sites and on the Internet at www.forevernetwork.com. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of people who visit the site.

         Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services, Inc. is an affiliated company that collects all payments for prearranged funeral contracts and remits those amounts to us either directly or through assumed reinsurance.

         We regularly evaluate possible acquisitions of cemetery properties that appear consistent with our acquisition strategy. On September 27, 2002 we entered into a letter of intent to purchase a single-location cemetery property located in the Southwest United States. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and additional equity financing. We anticipate beginning our due diligence investigation in the fourth quarter of 2002. If due diligence proves favorable, closing is expected to occur during the first quarter of 2003.

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. Approximately $78.6 million of the reinsurance receivable as of September 30, 2002 was related to the agreement with Employers Reassurance Corporation.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. We have segregated funds of approximately $61.6 million in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. Approximately $19.5 million of the reinsurance receivable as of September 30, 2002 was related to the agreements with NAL and Hannover.

         The above coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of September 30, 2002 was approximately $1.8 million.

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

         Our financial highlights were as follows:

                                                                               NINE MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                                                    SEPTEMBER 30,
                                                                    --------------------------------------
                                                                        2002                      2001
                                                                        ----                      ----

Premium income                                                      $ 6,214,720                $ 5,251,910
Net investment income and realized gains                              3,984,923                  2,154,037
Cemetery revenue                                                      7,339,378                  5,759,669
Commission and expense allowances                                    13,380,259                 10,693,461
Other revenue                                                         4,014,039                    854,837
                                                                    -----------                -----------
    Total revenues                                                   34,933,319                 24,713,914
Benefits incurred                                                     6,696,606                  6,731,199
Cost of cemetery revenues                                             1,872,859                  1,564,460
Insurance commissions                                                11,582,430                  9,278,814
Selling, general and administrative expenses                          9,684,007                  7,310,115
Other income                                                           (695,192)                  (120,205)
Interest expense                                                      1,436,058                    430,707
                                                                    -----------                -----------
    Income (loss) before income taxes                                 4,356,551                   (481,176)
Income tax expense                                                      784,181                     24,609
                                                                    -----------                -----------
    Income (loss) before extraordinary item                           3,572,370                   (505,785)
Extraordinary item                                                           --                    258,659
                                                                    -----------                -----------
    Net income (loss)                                               $ 3,572,370                $  (247,126)
                                                                    ===========                ===========


Income (loss) per share before extraordinary item
    Basic                                                           $       0.52               $     (0.07)
    Diluted                                                                 0.49                     (0.07)

Income (loss) per share
    Basic                                                           $       0.52               $     (0.04)
    Diluted                                                                 0.49                     (0.03)


BALANCE SHEET DATA:                                             SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                                ------------------         -----------------

Trade accounts receivable, net                                     $  8,822,160               $  5,582,093
Cemetery property, net                                                4,027,470                  3,557,733
Total assets                                                        260,131,814                237,353,895
Total policy liabilities                                            202,299,675                195,980,988
Deferred preneed revenues                                             7,634,427                  5,574,815
Shareholders' equity                                                  6,191,340                  3,794,020


         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                           CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                           --------        ---------      ---------     ------------      -----

Revenues                                  $ 7,339,378    $ 23,144,579    $ 5,249,654    $  (800,292)   $ 34,933,319

Net income before income taxes                410,784       3,340,639        605,128             --       4,356,551

Total assets at period-end                 21,471,986     214,887,140     28,931,467     (5,158,779)    260,131,814





THREE MONTHS ENDED SEPTEMBER 30, 2002

                                           CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                           --------        ---------      ---------     ------------      -----

Revenues                                  $2,631,175      $8,424,056     $1,529,264      $(264,798)    $12,319,697

Net income (loss) before income taxes       (160,054)      1,772,215        (63,984)            --       1,548,177


NINE MONTHS ENDED SEPTEMBER 30, 2001

                                           CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT     TOTAL
                                           --------        ---------      ---------     ------------     -----

Revenues                                 $ 5,759,669     $ 18,657,124    $   919,891    $  (622,770)  $ 24,713,914

Net income (loss) before income taxes        176,414        1,217,095     (1,874,685)            --       (481,176)

Total assets at period-end                13,513,449      207,920,315     18,053,850     (4,753,686)   234,733,928


THREE MONTHS ENDED SEPTEMBER 30, 2001

                                           CEMETERY        INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                           --------        ---------      ---------     ------------      -----

Revenues                                  $1,867,884      $6,252,238       $371,818      $(221,325)     $8,270,615

Net income (loss) before income taxes       (275,369)         32,052       (473,076)            --        (716,393)


         Cemetery Operations. Cemetery revenues increased approximately $763,000 and $1.6 million, or 40.9% and 27.4%, in the three-month and nine-month periods ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Sales for the first nine months of 2002 increased due to the inclusion of new properties, more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $100,000 and $308,000, or 18.3% and 19.7%, from $548,000 and $1.6 million in the three and nine months ended September 30, 2001, respectively, to $648,000 and $1.9 million in the corresponding periods of 2002 due to increased cemetery sales. Cost of sales as a percentage of revenues decreased to 24.6% and 25.5% for the three and nine months ended September 30, 2002, respectively, compared to 29.3% and 27.2% for the three and nine months ended September 30, 2001, respectively, due to more efficient uses of cemetery resources.

         Selling, general and administrative expenses increased $935,000 and $1.7 million, or 67.6% and 43.6%, from $1.4 million and $3.9 million in the three and nine months ended September 30, 2001, respectively, to $2.3 million and $5.6 million, in the corresponding periods of 2002 due to the addition of new locations and a more aggressive marketing approach, including increased advertising. As a percentage of revenues, selling, general and administrative costs increased to 88.0% and 76.0% in the three and nine months ended September 30, 2002, respectively, from 74.0% and 67.4% in the three and nine months ended September 30, 2001, respectively.

         Income (loss) before income taxes increased from a loss of $275,000 and income of $176,000 in the three and nine months ended September 30, 2001, respectively, to a loss of $160,000 and income of $411,000 in the corresponding periods of 2002. Operating income as a percentage of revenues improved to (6.1%) and 5.6% in the three and nine months ended September 30, 2002, respectively, from (14.7%) and 3.1% in the corresponding periods of 2001 due to the higher revenues generated and improved operating efficiencies year to date, offset by higher operating expenses in the second and third quarters.

         Investment in Mount Washington Forever, LLC. We currently have a 50% interest in Mount Washington Forever, LLC, and are responsible for all aspects of the cemetery's marketing and operations. The results of Mount Washington Forever, LLC are summarized in the table below.

                                                                    NINE MONTHS ENDED
                                                     ---------------------------------------------
                                                     SEPTEMBER 30, 2002         SEPTEMBER 30, 2001
                                                     ------------------         ------------------
Revenues                                                 $2,417,856                $2,310,688
Cost of goods sold                                          646,921                   672,964
Selling, general and administrative expenses              1,609,438                 1,739,361
Income (loss) from operations                               161,497                  (101,637)

         Insurance Operations. Insurance revenues increased approximately $2.2 million and $4.5 million, or 34.7% and 24.1%, in the three-month and nine-month periods ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increases were primarily attributable to higher premium income, as well as a higher than expected experience rating refund.

         Our premium income increased approximately $1.2 million and $1.2 million, or 64.4% and 22.1%, in the three-month and nine-month periods ended September 30, 2002, respectively, compared to the corresponding periods of 2001. These increases were due to an increase in the number of policies written from more profitable lines of business.

         Commission and expense allowances on reinsurance ceded increased approximately $1.3 million and $2.7 million, or 34.5% and 25.1%, in the three-month and nine-month periods ended September 30, 2002, respectively, compared to the corresponding periods of 2001 due to a greater number of monthly pay policies written, along with an increase in the number of single premium policies written.

         Our net investment income and realized gains decreased approximately $479,000 and increased approximately $359,000, or (70.2%) and 14.6%, in the three-month and nine-month periods ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The decrease in investment income for the quarter was due primarily to unfavorable market conditions, offset by the inclusion of interest income of approximately $833,000 on the experience rating refund received in August 2002.

         Our benefit expenses decreased approximately $158,000 and increased approximately $35,000, or (7.3%) and 0.5%, in the three-month and nine-month periods ended September 30, 2002, respectively, compared to the corresponding periods of 2001. These variances were due to a lower than expected mortality experience in the second and third quarters offset by a higher than expected mortality experience in the first quarter on retained business.

         Income before income taxes increased $1.7 million and $2.1 million, from $32,000 and $1.2 million, respectively, for the three- and nine-month periods ended September 30, 2001, to $1.8 million and $3.3 million for the three- and nine-month periods ended September 30, 2002. Income before income taxes as a percentage of revenues improved to 21.0% and 14.4% in the three and nine months ended September 30, 2002, respectively, from 0.5% and 6.5% in the corresponding periods of 2001.

         Total assets increased $7.0 million from $207.9 million at September 30, 2001 to $214.9 million at September 30, 2002 due primarily to an increase in the amount due from reinsurers.

         Corporate. Income before income taxes increased $409,000 and $2.5 million, or 86.5% and 132.3%, in the three-month and nine-month periods ended September 30, 2002 compared to the corresponding periods of 2001, due primarily to increased revenues associated with the management agreement with National Prearranged Services, Inc. (see Note 6 to the accompanying unaudited condensed consolidated financial statements).

         Consolidated. Income before income taxes for the three- and nine-month periods ended September 30, 2002 increased $2.3 million and $4.8 million, compared to the corresponding periods of 2001. Net income per basic share for the three- and nine-month periods ended September 30, 2002, increased to $0.19 and $0.52, respectively, from ($0.10) and ($0.04) per share for the corresponding periods of 2001. The increase in operating income for the three and nine months ended September 30, 2002, compared to the same periods of 2001, was primarily due to increased revenues from our cemetery and insurance operations and increased revenues from the management agreement with National Prearranged Services.

         The effective tax rate of 18.0% in the current year was due to our cemetery operations being in a net operating loss carryforward position combined with a lower tax rate applicable to our insurance operations.

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

         We have invested significant capital to develop and enhance our Life Story and Internet business and our website www.forevernetwork.com. The Life Story program is an important part of our cemetery/funeral home business, as well as our brand strategy, and is currently contributing to profitability at the cemetery locations. Margins on the Life Story products and services are high relative to our other revenue sources and overhead relatively low. The Forever Network website is currently averaging more than 25,000 hits per day.

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States. As of September 30, 2002, no funds were available for transfer to us by our insurance subsidiaries by dividend, loan or advance.

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

         Changes in our consolidated balance sheets between December 31, 2001 and September 30, 2002 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our business strategy.

         Policyholder loans were essentially unchanged at $1.8 million at December 31, 2001 and September 30, 2002 due to the absence of new loans.

         Due from reinsurer increased approximately $5.9 million due to an increase in new business written in relation to the blocks of business ceded to Hannover Life Reassurance Company of America and North America Life Insurance Company.

         Total cash and investments decreased $1.9 million from $101.1 million at December 31, 2001 to $99.2 million at September 30, 2002 due primarily to a decrease in the market values of investments held. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Intangible assets increased $10.6 million from $2.2 million at December 31, 2001 to $12.8 million at September 30, 2002. This increase was due to the execution of the NPS Management Agreement, the acquisition of intellectual property rights and distribution agreements and the acquisition of the Missouri funeral home business.

         Future policy benefits increased approximately $7.5 million from $147.7 million at December 31, 2001 to $155.2 million at September 30, 2002. This increase was primarily due to the growth of our retained and reinsured business.

         Policyholder deposits decreased approximately $1.2 million from $48.3 million at December 31, 2001 to $47.1 million at September 30, 2002. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company and Funeral Security Life Insurance Company.

         Deferred preneed revenues increased approximately $2.1 million from $5.5 million at December 31, 2001 to $7.6 million at September 30, 2002 due to increased sales of preneed cemetery items.

         Notes payable increased approximately $7.2 million from $17.8 million at December 31, 2001 to $25.0 million at September 30, 2002 due to increased borrowings associated with the various transactions and acquisitions noted above, offset by reductions against such debt.

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. We have determined that the adoption of SFAS 144 will not have a significant impact on our financial statements.

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


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's certifying officers have established and maintained disclosure controls and procedures to ensure that material information is made known to them for purposes of complying with applicable laws and regulations. With the assistance and periodic review of our outside legal counsel and our independent auditors, we continually evaluate the effectiveness of the design and operation of our internal controls and procedures over financial reporting and disclosure pursuant to Exchange Act Rule 13a-14.

         Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of September 30, 2002, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Additionally, our certifying officers determined, as of September 30, 2002, that there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Forever Enterprises, Inc. was named as defendant in a lawsuit filed by Odessa Group, L.L.C. during 2001 in state court in Los Angeles, California. On July 26, 2002, this suit was settled in consideration for the payment of $130,000 from our company to Odessa Group, L.L.C.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              See Exhibit Index hereto.

         (b)  Reports on Form 8-K.

              We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOREVER ENTERPRISES, INC.
                                (Registrant)


Dated: November 14, 2002        By: /s/ Brent D. Cassity
                                    ------------------------------------------
                                    Brent D. Cassity, Chief Executive Officer



Dated: November 14, 2002        By: /s/ J. Tyler Cassity
                                    ------------------------------------------
                                    J. Tyler Cassity, President



Dated: November 14, 2002        By: /s/ Michael R. Butler
                                    ------------------------------------------
                                    Michael R. Butler, Chief Financial Officer

                               CERTIFICATIONS

I, Brent D. Cassity, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Forever Enterprises, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                          /s/ Brent D. Cassity
                                           --------------------------
                                           Brent D. Cassity
                                           Chief Executive Officer

                               CERTIFICATIONS

I, Michael R. Butler, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Forever Enterprises, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                              /s/ Michael R. Butler
                                               --------------------------
                                               Michael R. Butler
                                               Chief Financial Officer

                                EXHIBIT INDEX

  Ex. No.                               Description
  -------                               -----------

   99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

   99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.