Form 10-K
period 2002-12-31
FOREVER ENTERPRISES INC
filed 2003-03-31
CIK 1059265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002   Commission File Number: 001-14067

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $3,750,000 as of June 28, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 24, 2003, 6,934,934 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) is incorporated by reference into the indicated Part of this Report: Certain information required in Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.

                                     PART I

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to: general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; our ability to achieve anticipated levels of operational efficiencies for acquired companies or properties, as well as through other cost-saving initiatives; mortality, morbidity, and other factors which may affect the profitability of our insurance products; the financial well-being of end consumers of the Company's products; changes in the federal income tax laws and regulations which may affect the cost of or demand for our products; increasing competition in the sale of our products; technological change; regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) sales and underwriting of insurance products to fund obligations under pre-need contracts, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products; litigation, including its inherent uncertainty; environmental matters; the availability and terms of future acquisitions; changes in accounting principles or new accounting standards; and other unforeseen circumstances. A number of these factors are discussed in this and other filings with the Securities and Exchange Commission.

Additionally, we may not be successful in identifying, acquiring, and integrating other companies or their business, implementing improved management and accounting information systems and controls and may be dependent upon additional capital and equipment purchases for future growth. There may be other risks and uncertainties that management is not able to predict.

When used in this report, the words "projects," "anticipates," "believes," "estimates," "expects," "intends," and similar expressions, as they relate to us are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.


GENERAL

Forever Enterprises, Inc., through its wholly-owned subsidiaries, Forever Network, Inc., Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company, owns and operates combination funeral home and cemetery properties, markets and produces multimedia LifeStories(TM), operates an Internet marketing site, and operates life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. We were incorporated in Texas in 1980.

Forever Network, Inc., directly and through its subsidiaries, owns and operates funeral home and cemetery properties, markets Forever LifeStories(TM) to individuals and groups, and archives the digital interactive

LifeStories(TM), which can be viewed at company cemetery/funeral homes or privately in the home and on the Internet at www.forevernetwork.com. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of visitors to the site.

Substantially all of the life insurance policies issued by Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company are to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

During 2002, we acquired five cemetery/funeral home properties, increasing our presence in the metropolitan St. Louis, Missouri market and establishing new business opportunities in the Austin, Texas market. See Note 3 to the consolidated financial statements for further discussion of all acquisitions and dispositions during the year.


BUSINESS STRATEGY

Our business strategy is to develop the Forever Brand as the consumer's first choice for memorialization, through Funeral Homes, Cemeteries and LifeStories(TM) to become the recognized leader in revolutionizing the way we document and remember lives. Our goal is for the Forever Brand to represent unparalleled value, innovation and customer service. We plan to grow our business and our brand by acquiring cemetery/funeral home combination properties in targeted metropolitan areas, aggressively marketing the multimedia LifeStory(TM) product and services, and further developing our Internet marketing business. No assurance can be given that we will be successful in completing any acquisition, or that any acquisition, once completed, will ultimately enhance our results of operations.

We will seek to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our permanent archive of digital LifeStories(TM). Our plan is to acquire properties in or near major metropolitan areas to allow us to advertise and market Forever products and services to large populations. We seek properties with enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The targeted properties could possibly be distressed in some way. We believe properties that lack an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our LifeStory(TM) and other services to existing client family members, expanding our market potential. We also may pursue properties in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land.

We will increase the scope and awareness of our Forever LifeStory(TM) business through the active marketing of this service to individuals and groups through our company-owned properties and through various other organizations and groups.

We believe that acquiring and developing cemetery/funeral home properties in major metropolitan areas will facilitate our LifeStory(TM) and Internet business strategy. Our website stores and displays thousands of individual family archives, or LifeStories(TM), each containing film and video clips, photos, written and spoken words, all collected and preserved permanently. The website also educates consumers about memorial products, services and providers, and markets Forever products and services. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the financial distress of several large cemetery/funeral home conglomerates. More properties are available for acquisition, the prices for properties are declining and the competition for acquiring these properties is very small. Management believes that execution of this strategy will allow us to develop further the Forever Brand as a leader in providing unique and valuable memorialization products and services, helping us to achieve the company mission by changing the way we document and remember lives.

We believe we are well positioned to enhance the profitability of the businesses and properties we acquire. With respect to our cemetery/funeral home operations, we believe we can apply tested and proven marketing processes to produce significant revenue and market share growth. Efficient management of property operations, combined with aggressive new marketing initiatives, should allow for greatly enhanced profitability on newly acquired properties. The growing interest in organizing and preserving family memories, use of the Internet for information gathering, and commerce on the World Wide Web should provide the platform for successful results on our LifeStory(TM) and Internet strategy.


NATIONAL PREARRANGED SERVICES

National Prearranged Services, an affiliate of our company, has marketed prearranged funeral contracts since 1979 for funeral homes in Missouri, Texas and seven other states, and is licensed to expand into an additional 34 states. In addition to marketing, National Prearranged Services recruits, trains and manages an agency field force, which is dedicated to selling only the products of the affiliated group of companies. National Prearranged Services believes that the market for pre-need products is growing significantly with the aging of the U.S. population. The market for pre-need products is primarily in the 50 and older age group. National Prearranged Services' strategy is to continue to capitalize on the demand for older age products, which management believes, will continue to present a growing market.

A prearranged funeral contract allows customers to purchase at current prices services that may not be needed for many years. Under prearrangement, family members generally are removed from the planning that would otherwise have been completed at the difficult time of death. Other than those properties owned by Forever Network, there is no affiliation between National Prearranged Services and any funeral home for which National Prearranged Services markets prearranged funeral contracts.

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

Should National Prearranged Services elect to purchase an insurance policy with a death benefit equal to the current cost of the contracted funeral, the insurance premiums to be charged are set by us based on actuarial review and analysis of the underwriting risks being assumed by us and the standardized rates are provided to National Prearranged Services. In the event a particular insurance policy has proceeds in excess of contracted-for funeral costs at the point of death, National Prearranged Services retains the proceeds as policyholder. National Prearranged Services is contractually obligated to provide the contracted-for funeral service at the point of death. The death benefits provided under the terms of the insurance policies may be greater or less than the cost of the funeral services due to excess interest earnings or additional insurance benefits provided under the terms of the participating policies or from a decline or increase in the funeral service costs as contracted by National Prearranged Services from the funeral homes.

On January 1, 2002, we entered into a Management Agreement with National Prearranged Services whereby, we agreed to provide all necessary personnel to supervise National Prearranged Services' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of National Prearranged Services as payment for the services provided. As consideration to National Prearranged Services for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. This agreement is effective through December 31, 2005, at which time the agreement will be re-evaluated by the parties. This agreement was treated as a purchase of an intangible asset and accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (see Note 13 to the consolidated financial statements).


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

Accounting changes implemented under Staff Accounting Bulletin ("SAB") 101, which was effective January 1, 2000, have negatively impacted the reported results of operations of our cemetery and memorialization business due to their high level of pre-need revenues. Under SAB 101, revenue is deferred until services or merchandise are delivered, usually at the time of death. SAB 101 will have a more significant impact on our newly acquired and developed properties in their early years until their pre-need contracts begin to turn to at-need (at the time of the insured's death). The impact of SAB 101 requires that we defer a large volume of our pre-need revenues until performance or delivery. Based upon our emphasis on and success in creating pre-need revenues we have, and expect to continue to accumulate, very large amounts of deferred revenues that should positively impact operating results and cash flow in the future.

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


OPERATIONS AND ADMINISTRATION

In our cemetery and memorialization business, our key operations and administrative functions are general property operations and customer service, property maintenance and financial/accounting. We utilize systems and policies that are standardized for all of our properties, except for any special circumstances dictated by the specific property, and share resources where appropriate to capitalize on geographic synergies. Forever has spent much time and effort to maximize the value from our operational systems and has documented procedures, extensive customer evaluations, and regular training to ensure the systems are followed and producing the desired effect.

Our office operations are typically led by a location general manager who oversees all of the daily operational elements, including contract processing, cash handling, property inventory and procurement of merchandise. The property maintenance programs are managed by the general manager, and include all burial and service activity, property beautification and maintenance and capital projects. Recently, Forever has outsourced some of the cemetery maintenance responsibilities, mostly related to cutting and trimming of the grass - a large part of the maintenance effort and expense at each property. This has allowed Forever to cut overhead, reduce costs and capital investment, and maintain a more efficient management over the specialized maintenance responsibilities of our properties. Customer service is a top priority in Forever's "more than expected" culture and is a large part of each employee's responsibility at every Forever location. To help achieve that end, each employee is individually empowered to resolve any customer issue to ensure complete customer satisfaction as soon as possible.

Forever centralizes certain aspects of our operations supplemented by specific location resources, where appropriate. For example, we have a centralized call center which handles the bulk of our inquiry calls, enhancing our ability to use specifically trained personnel and processes to provide maximum customer service and achieve operational efficiency. Similarly, our financial accounting resources are largely centralized helping us to achieve similar efficiencies in handling location, customer and vendor issues related to finance. Forever has invested capital in an industry software system that has significantly improved the timeliness, efficiency and accuracy of operations and of our financial data. Additionally, we have invested in an upgraded accounting software system which will merge with the location software system to greatly improve the quality and speed of financial reports to allow us to more efficiently produce internal and external financial information to better analyze operations.

Our insurance operations emphasize a high level of service to agents, policyholders and customers and strive to maintain low overhead costs. The principal administrative departments of our insurance operations are financial, policyholder services and data processing departments. The financial department provides actuarial, accounting and budgeting services and establishes cost control systems for our company. The policyholder services department reviews policy applications, issues and administers policies and authorizes disbursements related to claims. The data processing department oversees and administers our information processing systems.

We continue to invest in data processing hardware and software and employ our data processing capacity in all facets of our operations. All of our operations are processed on a network of personal computers. Our administrative departments use a common integrated system designed to permit us to function relatively efficiently, control costs and maintain relatively low overhead. Our system currently is servicing approximately 125,000 policies. Additional policies can be added at a relatively low marginal cost, thereby increasing economies of scale.

Our marketing relationship with National Prearranged Services provides a pipeline of pre-need policies for our insurance operations and also plays a role in supporting the sales efforts at our cemetery properties. National Prearranged Services markets pre-need funerals for our company-owned funeral home properties, creating a large volume of future revenues and cash and enhancing our ability to create more cemetery revenues and cash. Forever Network currently owns and operates eight cemetery/funeral home properties in metropolitan St. Louis and Kansas City, Missouri, Austin, Texas and Los Angeles, California.


INVESTMENTS

The investment income of our insurance subsidiaries is an important part of our total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest rates earned on invested assets. As of December 31, 2002, the average annual interest rate credited on our total reserve liability was approximately 7.7% per annum, and the average yield of our investment portfolio was approximately 6.5% per annum. The primary cause of the negative spread was the investment income and capital gains ceded to North America Life of $3.7 million and $332,000, respectively. After adjustment for these factors, our average yield on retained assets for the year was 9.9% per annum. Increases or decreases in interest rates could increase or decrease the interest rate spread between interest rates credited on insurance liabilities and investment yields which, in turn, could have a beneficial or adverse effect on our future profitability. Sales of fixed maturity securities that result in investment gains also may tend to decrease future interest yields from the portfolio. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

Our investment strategy is to maintain primarily an investment grade, fixed maturity portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, and collateralized mortgage obligations. At December 31, 2002, approximately 98% of the book value of our fixed maturity investments consisted of investment grade securities.

We periodically review the existing portfolio of below investment grade securities and intend to maintain the holdings of such securities at or below the December 31, 2002 level. However, our ability to dispose of below investment grade securities is affected by market and other conditions. The markets for these securities are often less liquid and efficient than the markets for investment grade securities.


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

The reserves recorded in our consolidated financial statements included elsewhere in this report are calculated based on accounting principles generally accepted in the United States of America and differ from those specified by the laws of the various states and recorded in the statutory financial statements of our insurance subsidiaries. These differences arise from the use of different mortality and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.

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

With substantially all of our existing insurance policies covered by reinsurance agreements, as well as an agreement with North America Life to reinsure the majority of new policies written, we do not plan to enter into any similar reinsurance agreements in the future. Essentially, our insurance operations will now serve as a third-party administrator for the policies reinsured by other insurance companies.


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

Based upon publicly available information, four major consolidators, Service Corporation International, Alderwoods (formerly The Loewen Group), Stewart Enterprises, Inc. and Carriage Services, Inc., together own approximately 15% of the funeral homes and 10% of the commercial cemeteries in the United States. Until recent years, each of these companies had been heavily involved in acquisitions of independent funeral homes and some cemeteries. Alderwoods emerged from Chapter 11 bankruptcy proceedings in 2002 and the others are facing financial difficulty as they try to manage their high level of debt from very aggressive and high priced acquisitions and operational problems. These companies all emphasize their funeral operations as their major business. While these companies may claim to be different from one another in the way they operate, we believe that there is really little tangible difference. None of these competitors has tried to develop a brand, despite their revenues and large number of locations. We believe this creates an excellent opportunity for us.

Additionally, cremation is becoming a more popular option for families and individuals in the United States. This usually results in lower revenues but sometimes higher profitability. Our properties recognize and embrace this trend and offer a range of products and services to satisfy this segment. We understand that many of the families opting for cremation have a strong desire for memorialization, so we provide a range of unique offerings, which are intended to focus on the need for memorialization, including cremation benches, boulders, scattering gardens and Forever digital LifeStories(TM).

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


DIVIDENDS ON PARTICIPATING POLICIES

The determination of dividends on participating policies is not dependent on any pre-determined factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. During 2002 our insurance subsidiaries declared and paid a 2% terminal dividend on policies issued in the State of Texas. A terminal dividend is paid at the time of the claim, effectively providing additional benefits under the policy. Our insurance subsidiaries paid no dividends in 2001 and 2000 on their direct business. Among other items, low levels of inflation were a factor for not paying dividends in those years. There currently are no future dividends declared on our direct business; however, dividends could be declared should circumstances warrant. The declaration of policyholder dividends would, through the provision of paid-up additions rather than cash dividends, provide additional death benefits under the insurance policies. The increased level of death benefits would contribute to covering the presumed increase in the cost of funeral services to be provided in the future. The ability to provide increased benefits under the terms of the insurance policies issued as a response to increased levels of inflation, which, in turn, allows us to remain competitive, is the primary reason for the utilization of participating policies. We pay policyholder dividends on blocks of business that we acquired from World Insurance Company and Woodmen Accident and Life Company; however, any such dividends paid in 2002 and 2001 are now fully recovered through ceding of these polices to North America Life Insurance Company. There were no such payments in 2002 and 2001, and $76,617 in 2000.


REGULATORY FACTORS

Our funeral homes are regulated by the Federal Trade Commission ("FTC"). The FTC's funeral industry rules contain minimum guidelines for funeral industry practices, require price and other affirmative disclosures and impose mandatory itemization of funeral goods and services. There is some legislative activity relative to an attempt to incorporate cemeteries under this code, though no official act is pending. Other cemetery/funeral home regulations vary by state and are not considered unduly burdensome to our business operations.

Our insurance subsidiaries are subject to regulation by the insurance regulatory authorities in the states in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to provide safeguards for policyholders rather than to protect the interests of shareholders. The insurance laws of various jurisdictions grant regulatory agencies broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, management agreements, investments, deposits of securities, the form and content of financial statements, rates charged by insurance companies, sales literature, terms of insurance policies, accounting practices and the maintenance of specified reserves, capital and surplus. Our insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in each of the jurisdictions in which they do business. Our life insurance subsidiaries are licensed in 43 states and the District of Columbia.

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

In December 1992, the National Association of Insurance Commissioners adopted the Risk-Based Capital for Life and/or Health Insurers Model Act. The model act provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The model act (or similar legislation or regulation) has been adopted in states where our insurance subsidiaries are domiciled. The Texas Department of Insurance has adopted its own risk-based capital requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. At December 31, 2002, the total adjusted capital for each of our subsidiaries met or exceeded the required levels.

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

As a holding company, our ability to meet our financial obligations and pay operating expenses depends on the receipt of sufficient funds, primarily through dividends and management fees, from our subsidiaries. As Texas-domiciled insurance companies, Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company may not, without the prior approval of the Texas Department of Insurance, pay any dividend or distribution which, together with all other dividends and distributions paid within the preceding 12 months, exceeds the lesser of: (1) net gain from operations; or (2) 10% of capital and surplus, in each case as shown in its most recent annual statutory financial statements.

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

As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Memorial Service Life Insurance Company and Lincoln Memorial Life

Insurance Company underwent such an examination during 2002 for the three-year period ended December 31, 2000. The final reports on the examinations issued by the Texas Department of Insurance did not raise any significant issues. The Missouri Department of Insurance also participated in this audit.


EMPLOYEES

At December 31, 2002, we, and our subsidiaries had 232 full-time employees. We believe that we enjoy good relations with our employees and agents. None of our employees or the employees of our subsidiaries is subject to a collective bargaining agreement.


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

"EBITDA" means net income before interest, income taxes, depreciation and amortization.

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

"LifeStory(ies)(TM)" means the digital memorialization product containing film and video clips, written and spoken words, all collected and preserved permanently.

"Limited pay policies" means the ordinary life insurance policies for which the benefit period is longer than the premium paying period.

"Memorialization" means a form of remembrance offered to our customers to eulogize, honor or otherwise commemorate the life of a loved one.

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


ITEM 2.  PROPERTIES

Forever Network owns and operates eight cemetery/funeral home properties in metropolitan St. Louis and Kansas City, Missouri, Austin, Texas and Los Angeles, California, and maintains sales and administrative offices at each of those sites. Forever Network also operates production facilities for the LifeStory(TM) biography business at each location with central operations in Hollywood, California. Our Internet development operation is based at the Hollywood facility.

Memorial Service Life Insurance Company leases approximately 25,000 square feet in an office building which houses our executive offices located at 10 S. Brentwood, St. Louis, Missouri under the terms of a lease that expires in June 2007. Memorial Service Life Insurance Company also leases approximately 3,400 square feet of property at 805 Las Cimas Parkway, Building III, Suite 420, Austin, Texas under the terms of a lease that expires in December 2007. Both of the above leases should result in more efficient, updated office space, while resulting in significant annual savings in rent expense. As our operations expand, the leasing of additional space in Austin, Texas and St. Louis, Missouri may be necessary. We currently do not foresee any material difficulties with leasing additional space that may be required in the foreseeable future.

Following is a brief description of our cemetery/funeral home properties:

o Forever Bellerive Cemetery, located in St. Louis, Missouri, encompasses approximately 46 acres, with over 15 acres undeveloped for future use. This property includes an office building with approximately 3,100 square feet and a 1,000 crypt white marble mausoleum/chapel facility.

o Hollywood Forever Cemetery, located in Los Angeles, California, is approximately 65 acres, with three community mausoleums totaling approximately 40,000 square feet. An additional 4,600 crypts of inventory are currently under construction, with some already completed. An additional multi-story, 10,000 crypt building is planned with construction expected to begin during 2003. This facility also includes 7,500 square feet of funeral home, chapel and flower shop, 10,000 square feet of office space, and 6,000 square feet of studio production and editing space for the Forever Memorial LifeStory(TM) and Internet businesses.

o Mount Washington Forever Cemetery (50% ownership accounted for under the equity method), located in Kansas City, Missouri, is a combination cemetery/funeral home property with 229 acres, of which 100 are developed for current use, including a garden mausoleum. We are in the middle stages of development of a 1,000 crypt white marble mausoleum/chapel, including a newly created lake with waterfall, bridge, and natural memorialization options surrounding it. This property also includes 10,500 square feet of office space and funeral home.

o Forever Oak Hill Cemetery, also located in St. Louis, Missouri, encompasses approximately 55 acres, of which 43 are dedicated for cemetery use. This property includes an office building with approximately 1,100 square feet. A new mausoleum/funeral home facility is in the beginning phases of construction on this site, and will include over 1,000 crypts, over 1,000 cremation niches, and several other unique family memorialization options. It will be situated prominently on the property and in the community and have family suites and family meeting rooms to best serve our customers.

o Forever Oak Hill Funeral Home at Pfitzinger is located in St. Louis, Missouri, and is a full-service funeral home with approximately 8,500 square feet.

o Forever Mt. Hope, located in Belleville, Illinois, encompasses approximately 120 acres, of which 63 are developed for current use. This property has recently gone through extensive renovations, including a newly renovated office building and full service funeral home/memorialization facility with approximately 4,300 square feet, and a complete beautification of the property, including new roads, landscaping and signage. A new mausoleum is planned for this site, with construction expected to begin in June 2003.

o Forever Valley View, located in Edwardsville, Illinois, is approximately 30 acres, of which eight are available for future development. This facility has also recently undergone an extensive transformation similar to the one at Forever Mt. Hope. Future plans also call for the development of a new mausoleum.

o Forever All Faiths, located in Austin, Texas, performs funeral services at two separate locations, North and South, with square footage of approximately 4,800 and 3,600, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Forever Enterprises, Inc. was named as defendant in a lawsuit filed by Odessa L.L.C. during 2001 in state court in Los Angeles, California. The suit involved a stock buyout provision for shares in Hollywood Forever Cemetery. This suit was settled on July 26, 2002 in the amount of $130,000 concurrent with the acquisition of the remaining 10% of ownership in Hollywood Forever, Inc. (see
Note 3 to the consolidated financial statements).

Hollywood Forever Cemetery was named as defendant in a lawsuit filed by a former employee during 2001 in state court in Los Angeles, California, for wrongful discharge. The amount being sought was approximately $300,000. Our motion for summary judgment was granted in December 2002, subsequent to which the plaintiff filed an appeal. There has been no action since the appeal. The Company denies liability and intends to vigorously defend the suit.

Forever Enterprises, Inc. has been named as defendant in a lawsuit filed in 2003 by a former licensed insurance agent for National Prearranged Services, Inc. The case was filed in state court in Travis County, Texas, for breach of contract, retaliation and misrepresentation. Forever Enterprises, Inc. maintains it is not a proper party. The amount being sought is undetermined. This case is currently in discovery with no trial date set. The Company denies liability and intends to vigorously defend the suit.

We are subject to various other claims and contingencies arising out of the normal course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2002, through the solicitation of proxies or otherwise.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of March 31, 2003, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. Messrs. Brent D. Cassity and J. Tyler Cassity are brothers.

Brent D. Cassity, 36, has over ten years of experience with the death care memorialization industry. Mr. Cassity has been chief executive officer of Forever Network, Inc. since 1991, supervising its cemetery and Internet divisions. In addition, prior to 1997, Mr. Cassity served as the executive in charge of marketing operations for National Prearranged Services, Inc.
Mr. Cassity has served as a director of our company since 1996 and served as chairman of our board of directors from September 1997 until March 2000. In March 2000, Mr. Cassity was appointed our chief executive officer. Mr. Cassity also serves as a member of the board of directors of each of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company.

J. Tyler Cassity, 33, joined us in 1993. Immediately prior to that date, Mr. Cassity worked in the public relations field with PEN American Center from 1992 until 1993. Mr. Cassity earned a Bachelor of Arts degree from Columbia University in 1992. Mr. Cassity is responsible for video LifeStory(TM) production and business development at Forever Memorial and for the management of Hollywood Forever, Inc. Mr. Cassity was instrumental in the purchase of Hollywood Forever in April of 1998. Mr. Cassity was elected president of our company in August 2000 and has served as president of Forever Memorial and Hollywood Forever since 1998. Mr. Cassity has served as a director of our company since 2001.

Michael R. Butler, 36, has served as chief financial officer of the Forever Network companies since he joined us in March 1998. In August 2000, Mr. Butler was elected chief financial officer of our company. Prior to joining us, Mr. Butler spent ten years with Monsanto Company in various positions of increasing responsibility in sales and marketing, manufacturing and business management.

Randall K. Sutton, 57, has served as a member of our board of directors and a vice president of our company since 1996 and as our chief financial officer from March 2000 to August 2000. In August 2000, he was elected treasurer of Forever Enterprises, Inc. Mr. Sutton also serves as president and a member of the board of directors of Memorial Service Life Insurance Company and Lincoln Memorial Life Insurance Company. Mr. Sutton also currently is the chief financial officer of National Prearranged Services, Inc., an affiliate of our company. During his 22-year tenure with National Prearranged Services, Mr. Sutton also has managed investments for several affiliated companies.

The executive officers were appointed by and serve at the pleasure of our board of directors.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF COMMON STOCK

Our common stock is traded in the "over the counter" Nasdaq Bulletin Board market under the symbol "FVEN.OB." The following table sets forth the reported high and low closing sales prices of shares of our common stock by quarter for the years ended December 31, 2001 and 2002. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission.

                                                          PRICE RANGE
                                                     -----------------------
                                                     HIGH              LOW

       Year ended December 31, 2001:
         First Quarter                              $ 6.500          $ 3.531
         Second Quarter                               7.500            3.075
         Third Quarter                                8.250            6.500
         Fourth Quarter                               9.000            3.500

       Year Ended December 31, 2002:
         First Quarter                              $ 9.200          $ 5.000
         Second Quarter                               7.000            4.250
         Third Quarter                                7.500            4.200
         Fourth Quarter                               7.500            3.000


As of March 31, 2003, the approximate number of stockholders of record of our common stock was 450, which included approximately 150 beneficial holders of our common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.


DIVIDEND POLICY

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors from time to time reviews our dividend policy.


RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the quarter ended December 31, 2002.


EQUITY SECURITIES AUTHORIZED FOR ISSUANCE PURSUANT TO COMPENSATION PLAN

Information regarding equity securities that were authorized for issuance as of December 31, 2002 with respect to our compensation plans is included in Part III, Item 12 of this report.

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

                                                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                       YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                     2002         2001         2000         1999          1998
                                                                              (1)(2)         (3)           (4)
STATEMENT OF OPERATIONS DATA:
Premium income                                    $    8,294   $    7,387   $   36,603   $    44,606     $   41,195
Net investment income and realized gains               6,029        3,375        6,236        10,801         12,574
Cemetery revenue                                       9,683        7,492        6,333         2,794          2,151
Commission and expense allowance                      18,052       15,396            -             -              -
Management fee income                                  5,401        1,160           74             -              -
Other revenue                                              -            -          509         1,519            748
       Total revenues                                 47,459       34,810       49,755        59,720         56,668

Benefits incurred                                      8,937        8,325       31,491        35,842         32,924
Other expenses (5)                                    34,160       26,153       27,706        26,288         23,481

Income (loss) before federal taxes                     4,362          332       (9,442)       (2,410)           263
Income tax expense (benefits)                          2,526         (106)      (1,219)         (655)           359

Net income (loss) before extraordinary item and
  cumulative effect of accounting change               1,836          438       (8,223)       (1,755)           (96)

Extraordinary item                                         -          259            -             -              -
Cumulative effect of accounting change                     -            -         (316)            -              -
                                                  ----------   ----------   ----------   -----------     ----------

Net income (loss)                                 $    1,836   $      697   $   (8,539)  $    (1,755)    $      (96)
                                                  ==========   ==========   ==========   ===========     ==========

Weighted average shares outstanding
  Basic                                            6,934,934    6,934,367    6,933,477     6,925,812      6,486,667
  Diluted                                          7,358,020    7,451,813    6,933,477     6,925,812      6,486,667
Earnings (loss) per share
  Basic                                           $     0.26   $     0.10   $    (1.23)  $     (0.25)    $    (0.01)
  Diluted                                               0.25         0.09        (1.23)        (0.25)         (0.01)

                                                                          DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                     2002          2001        2000          1999           1998
                                                                              (1)(2)          (3)            (4)
BALANCE SHEET DATA:
Invested assets                                   $   99,455   $  101,085   $   90,500   $   150,272     $  133,831
Total assets                                         262,990      237,354      211,120       206,092        164,073
Total policy liabilities                             204,920      195,981      191,773       182,783        153,751
Shareholders' equity                                   4,619        3,794          513         3,953          8,995
Accounts receivable                                    7,708        5,582        4,225         3,641          2,366
Deferred revenue                                       7,329        5,575        4,696         3,457          3,294
Cemetery property                                      3,965        3,558        3,357         3,687          2,160




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

(2) Comparison of selected consolidated financial data in the table is affected by the adoption in 2000 of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 recorded on January 1, 2000. This table also reflects the first year of audit for the cemetery/memorialization business, as well as the adoption of SAB No. 101.

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

(5) Other expenses for the years ended December 31, 2002, 2001 and 2000 are net of expense reimbursements from National Prearranged Services in the amount of $2,665, $2,582 and $2,517, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and related notes, and other financial information included elsewhere in this report.


OVERVIEW

Forever Enterprises, Inc., through its subsidiaries, owns and operates combination funeral home and cemetery properties, produces and markets multimedia LifeStories(TM), operates an Internet marketing site and operates life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly-owned life insurance subsidiaries.

In connection with our acquisition of Forever Network, Inc. and its subsidiaries in March 2000, we acquired three cemetery/funeral home combination properties located in Los Angeles, California and St. Louis and Kansas City, Missouri, a funeral home located in Kirkwood, Missouri that was leased to Service Corporation International, the Cremation Society of St. Louis, the Cremation Specialists of Los Angeles and Forever Cremation Society of Kansas City. Subsequent acquisitions include the operating assets of another cemetery property in St. Louis, Missouri in December 2001, the funeral home business of the funeral home previously leased to Service Corporation International located in Kirkwood, Missouri in June 2002, the operating assets of two cemetery properties in Edwardsville and Belleville, Illinois (metropolitan St. Louis) in June 2002, and the operating assets and business of two funeral home properties in Austin, Texas in November 2002. In addition, Forever Network offers digital LifeStories(TM) for sale to individuals and groups, archives and displays these interactive LifeStories(TM) which can be viewed at Company cemetery/funeral homes and on the Internet at www.forevernetwork.com. Forever Network currently maintains more than 9,700 client LifeStories(TM) that are available for viewing on our Internet site. The Forever Network website is currently averaging more than 75,000 hits (visits) per day. The acquisition of Forever Network was accounted for in a manner similar to a pooling-of-interests.

Our revenues from the cemetery and memorialization business are principally derived from products and services sold in connection with funerals and burials and revenues derived from LifeStories(TM) sold through our eight properties or through other marketing programs. Larger contributors to cemetery revenues include interment rights (grave, entombment and inurnment spaces), grave markers and monuments, services related to visitation and burial, burial containers (caskets and burial vaults) and LifeStory(TM) services. Revenues at newly acquired properties are expected to ramp up to sustainable profitability levels, and to grow at more normal levels within 12 to 18 months of operations.

Expenses for our cemetery operation include the cost to provide the merchandise or service pertaining to the funeral, burial or LifeStory(TM). Caskets, markers/monuments, professional services and editing services are some of the primary items. Other expenses relate to selling and marketing, such as commissions and advertising, general and administrative operations wages, insurance, supplies, utilities, maintenance wages, equipment and interest. Management's operating plans call for each of these categories to meet certain budgeted ratios as a percentage of revenues. Certain expenses may carry higher ratios in the earlier stages of operation under our plan. Our newly acquired properties' expenses generally are expected to reach normal sustainable levels within 12 to 18 months.
                                     - 20 -

Our life insurance subsidiaries primarily write policies purchased by our affiliate, National Prearranged Services, in connection with National Prearranged Services' sale of prearranged funeral contracts. During 2002 and 2001, we derived revenues primarily from investment income, ceding allowances and premiums on retained business, compared to 2000, during which we derived revenues primarily from direct premiums on insurance policies generated by National Prearranged Services. Looking forward, we expect insurance revenues to remain relatively level.

Investment income and realized investment gains will continue to contribute significantly to total revenues in the future. Expenses for our insurance operation during 2002 and 2001 consisted primarily of administrative costs associated with life insurance company operations, compared to 1999, in which expenses consisted principally of benefits paid or accrued, commissions on the sale of policies and general and administrative costs associated with life insurance company operations. General and administrative costs have decreased at a rate slower than the growth in our business, evidencing our belief that our infrastructure will support increasing levels of internal revenue growth without the need for general and administrative expenses to increase at a similar rate.

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

Our strategy is to increase shareholder value by growing our funeral/cemetery/memorialization and insurance business through: (1) acquisitions and operation of cemetery properties in targeted metropolitan areas; (2) further development and implementation of new LifeStory(TM) programs;
(3) growth of our LifeStory(TM) and cemetery business through the increased traffic and brand recognition generated from implementing our marketing and operational systems; and (4) expense allowance receipts on life insurance policies ceded to other companies. Our ability to acquire properties and policies will be dependent upon (among other things) our ability to identify, negotiate and complete transactions of favorable values, arrange necessary financing and integrate and manage the acquisitions after completion, including preserving customer relationships. There can be no assurance that we will successfully execute our strategy.


RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2002 and 2001

CEMETERY OPERATIONS

The following comparative financial information reflects the impact of Staff Accounting Bulletin 101 on the cemetery segment of the business. Under SAB 101, revenue is deferred until services or merchandise are delivered. As such, SAB 101 will have a more significant impact on our newly acquired properties in their early years until pre-need contracts begin to turn to at-need. "Deferred revenue" represents revenue associated with cemetery/funeral home properties which cannot be recognized as income in the current year. Deferred revenue represents future streams of income (and cash flow) which will be recognized as services are completed and/or merchandise delivered.

Cemetery revenues increased approximately $2.2 million, or 29.2%, in the year ended December 31, 2002 compared to 2001. The increase was attributable to more effective marketing and increased sales of certain cemetery and memorialization products and services, as well as the inclusion of revenues from three cemetery properties acquired since the beginning of 2001. The increase also was due to the positive effect of deferred revenue being recognized on installment contracts as they were paid in full and merchandise delivered.

Cost of sales increased approximately $1.2 million, or 54.0%, from $2.1 million in 2001, to $3.3 million in 2002, due primarily to increased cemetery sales and the inclusion of new properties. The increase was also attributable to an adjustment of $731,000 resulting from our periodic analysis of standard costs versus actual costs. Cost of sales as a percentage of revenues increased to 34.3% for the year ended December 31, 2002 from 28.8% for the previous year.

Selling, general and administrative expenses increased $3.4 million, or 67.8%, from $5.1 million for the year ended December 31, 2001 to $8.5 million in 2002 primarily due to the relatively large startup costs associated with the acquisition of three cemetery properties. The increase was also due to an adjustment of $435,000 to increase our reserve for doubtful accounts. As a percentage of revenues, selling, general and administrative costs increased to 88.3% for the year ended December 31, 2002, from 68.0% for the year ended December 31, 2001.

Our income (loss) before income taxes decreased from income of $328,000 to a loss of $1.4 million in the year ended December 31, 2002 compared to 2001. The operating loss as a percentage of revenues declined from income of 4.4% in 2001 to a loss of 14.6% in 2002. These changes were due to increased expenses associated with new cemetery properties acquired during 2002 as well as the year-end adjustments to cost of sales and selling, general and administrative expenses noted above.

Total assets increased from $14.9 million at December 31, 2001 to $21.4 million at December 31, 2002 due primarily to the inclusion of acquired cemetery properties.

Deferred revenue increased from $5.6 million at December 31, 2001 to $7.3 million as of December 31, 2002 due to the increases in sales of pre-need services and merchandise.

INSURANCE OPERATIONS

Insurance revenues increased approximately $5.3 million, or 19.8%, in the year ended December 31, 2002 compared to 2001. The increase was attributable to higher premium income, combined with a higher than expected experience rating refund.

Our premium income increased approximately $1.3 million, or 16.4%, in the year ended December 31, 2002 compared to 2001. The increase was primarily attributable to an increase in the number of policies written from more profitable lines of business.

Commission and expense allowances on reinsurance ceded increased approximately $2.7 million, or 17.2%, in the year ended December 31, 2002 compared to 2001, due to a greater number of monthly pay policies written, combined with an increase in the number of single premium policies written.

Our net investment income and realized gains was generally unchanged in the year ended December 31, 2002, versus the previous year. The slight decrease was attributable to unfavorable market conditions, which was offset by interest income recognized on our experience rating refund.

Our benefit expenses increased approximately $641,000, or 7.5%, in the year ended December 31, 2002 compared to 2001. This increase was due to higher than expected mortality experiences in the first and fourth quarters on retained business.

Operating income increased $2.7 million in the year ended December 31, 2002 compared to 2001. The change in operating performance was due primarily to increased premium income and commission and expense allowances, offset by higher than expected mortality experiences for the year.

Total assets increased $11.9 million from $208.6 million at December 31, 2001 to $220.5 million at December 31, 2002, due primarily to the growth of our insurance policies in force during 2002.

MINORITY INTEREST CEMETERY OPERATIONS

Our impact equity in the earnings (losses) of Mount Washington Forever, L.L.C. ("Mount Washington") for the year ended December 31, 2002 was not recognized in consolidated earnings because our net equity investment in Mount Washington remains in a deficit position. We first acquired an interest in Mount Washington in November 1999, and, therefore, had no share in its earnings prior to that time. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington and is responsible for all aspects of the cemetery's marketing and operations.

In conjunction with the construction of a new mausoleum at Mount Washington, the Company entered into a guaranty agreement with Commerce Bank, N.A. The guaranty agreement is discussed further in Note 12 to the consolidated financial statements which follow this report.

CORPORATE

Corporate revenues increased approximately $5.4 million, or 383%, from $1.4 million for the year ended December 31, 2001 to $6.8 million for the year ended December 31, 2002, due primarily to revenues associated with the NPS Management Agreement (see Note 13 to the consolidated financial statements), which is included in "Management fee income" on our consolidated statements of operations.

Operating income increased approximately $3.0 million, or 125.8%, from a loss of $2.4 million for the year ended December 31, 2001 to income of $619,000 in 2002 due primarily to revenue associated with the NPS Management Agreement.

Comparison of the Years Ended December 31, 2001 and 2000

CEMETERY OPERATIONS

The following comparative financial information reflects the impact of Staff Accounting Bulletin 101 on the cemetery segment of the business. Under SAB 101, revenue is deferred until services or merchandise are delivered. As such, SAB 101 will have a more significant impact on our newly acquired properties in their early years until pre-need contracts begin to turn to at-need. "Deferred revenue" represents revenue associated with cemetery/funeral home properties which cannot be recognized as income in the current year. Deferred revenue represents future streams of income (and cash flow) which will be recognized as services are completed and/or merchandise delivered.

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

Our income before income taxes increased approximately $2.0 million in the year ended December 31, 2001 compared to 2000. The operating income/(loss) as a percentage of revenues improved from a loss of 26.8% in 2000 to income of 4.4% in 2001. This was due to increased revenues and operating cost containment.

Total assets decreased from $16.1 million at December 31, 2000 to $14.9 million at December 31, 2001 due largely to the exclusion of certain assets which were included at December 31, 2000, but were included in the Corporate segment in 2001.

Deferred revenue increased from $4.7 million at December 31, 2000 to $5.6 million at December 31, 2001 due to increased sales of pre-need services and merchandise.

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

Our net investment income and realized gains decreased approximately $3.0 million, or 45.1%, in the year ended December 31, 2001 versus the previous year. The decrease was attributable to lower holdings of invested assets due to reinsurance transactions.

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

MINORITY INTEREST CEMETERY OPERATIONS

Our impact equity in the earnings of Mount Washington for the year ended December 31, 2001 was not recognized in consolidated earnings because our net equity investment in Mount Washington remained in a deficit position. We first acquired an interest in Mount Washington in November 1999 and, therefore, had no share in its earnings prior to that time. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington and is responsible for all aspects of the cemetery's marketing and operations.

CORPORATE

Operating losses decreased approximately $808,000, or 25.2%, from a loss of $3.2 million for the year ended December 31, 2000 to a loss of $2.4 million in 2001 due primarily to an increase in management fees allocated to an affiliated entity.


LIQUIDITY AND CAPITAL RESOURCES

We expect to secure any significant capital required for acquisition of additional cemetery properties and development of our LifeStory(TM) business and the Internet through debt and/or equity financing. Otherwise, cash generated from our operations and from our management agreement with National Prearranged Services (see Note 13 to the consolidated financial statements) will provide working capital for our operations. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12 to 18 months. Because we are able to significantly increase the volume of pre-need revenues at new properties, and much of those revenues are financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. Our cemetery property in St. Louis, Missouri, which has been actively marketed since 1997, generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Similar positive trends are being experienced at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings in 2003. Financing alternatives related to the build-up of our trade accounts receivable may provide opportunities for "bridge" cash financing until we reach positive sustaining cash flow at certain properties. We believe that any operating cash requirements for our current cemetery properties will be funded through working capital cash on hand or lines of credit. Certain outstanding lines of credit of our company expire in the first and second quarters of 2003. Currently, we believe that we will be able to renew these lines of credit on terms favorable to us. However, if we are unable to renew such lines of credit, we would be required to seek other sources of funding to satisfy our obligations. There can be no assurance that such other sources of funding will be available or available on terms favorable to our company.

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

We have invested significant capital to develop and enhance our LifeStory(TM) business and Internet site capabilities at our website www.forevernetwork.com. The LifeStory(TM) program is an important part of our cemetery/funeral home business as well as a central feature to our brand strategy, and is currently contributing to profitability at the cemetery locations and through individual programs. The Forever Network website is currently averaging more than 75,000 hits (visits) per day.

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

Our cash requirements for 2003 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the diversity of the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next 12 months.

We anticipate the management agreement between Forever Enterprises, Inc. and National Prearranged Services entered into in January 2002 will provide cash in excess of that necessary to meet our monthly repayment obligations under said agreement.

On September 27, 2002, we entered into a letter of intent to purchase a single-location cemetery property located in the Southwest United States. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance being funded through additional debt arrangements with an outside lender and additional equity financing. We are currently performing our due diligence investigation. If due diligence proves favorable, execution of a definitive agreement and closing are expected to occur during the second quarter of 2003.

In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time, or to curtail certain proposed activities.

Changes in our consolidated balance sheet between December 31, 2002 and December 31, 2001, reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy.

Due premiums increased $1.8 million from $6.3 million at December 31, 2001 to $8.1 million at December 31, 2002 due to increases in the amount of in-force life insurance policies.

Due from reinsurer increased approximately $13.7 million due to an increase in funds withheld in relation to the blocks of business ceded to Employers Reassurance Corp., Hannover Life Reassurance Company of America and North America Life Insurance Company.

Assets with a fair value of approximately $5.8 million at December 31, 2002 were on deposit with various state regulatory authorities.

Total cash and investments decreased approximately $1.6 million from $101.1 million at December 31, 2001 to $99.5 million at December 31, 2002, primarily due to investments sold before year end 2002.

Accounts receivable increased approximately $2.1 million from $5.6 million at December 31, 2001 to $7.7 million at December 31, 2002 due to increased cemetery/funeral home sales and the acquisition of new cemetery properties.

Property and equipment increased approximately $2.2 million from $6.3 million at December 31, 2001 to $8.5 million at December 31, 2002, due primarily to the acquisition of new properties and new construction at an existing property.

Intangible assets increased approximately $8.8 million from $2.2 million at December 31, 2001 to $10.9 million at December 31, 2002 due to entering into the NPS Marketing Agreement, offset by the write off of goodwill associated with Dartmont Investment, Inc.

Future policy benefits increased approximately $10.6 million from $147.7 million at December 31, 2001 to $158.3 million at December 31, 2002. This increase was due to the growth of our reinsured business.

Policyholder deposits decreased approximately $1.7 million from $48.3 million at December 31, 2001 to $46.6 million at December 31, 2002. The decrease was due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company and Funeral Security Life Insurance Company.

Deferred pre-need revenues increased approximately $1.7 million from $5.6 million at December 31, 2001 to $7.3 million at December 31, 2002 due to increased sales of deferred revenue items offset by items being recognized in current year revenue.

Deferred tax assets decreased approximately $2.9 million from $4.4 million at December 31, 2001 to $1.5 million at December 31, 2002 due primarily to the effects of our reinsurance agreements, increase in valuation allowance and deferred taxes on insurance income and realized gains on fixed maturity and equity securities.


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

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

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 has had no effect on our financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have determined that the adoption of SFAS No. 141 has not had a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires a company to complete a transitional impairment test six months from the date of adoption. We have completed our initial assessment and have determined that there has been no impairment of goodwill or other intangible assets and, accordingly, the implementation of SFAS No. 142 had no material impact on our financial condition and results of operations for the year ended December 31, 2002. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. We have determined that the adoption of SFAS No. 144 has not had a significant impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. We do not believe that the adoption of SFAS No. 148 will have a significant impact on our financial statements since we currently use the fair value based method of accounting for stock-based employee compensation.

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

We seek to invest premiums and deposits to create future cash flows that will fund future claims, benefits and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit our exposure to interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities.

The carrying value of our investment portfolio as of December 31, 2002 was $99.5 million, of which 74.4% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. A 200 basis point decrease in interest rates would have decreased anticipated earnings from operations for the year ended December 31, 2002 by approximately $245,000, which amount represents the decrease of investment income on our investment portfolio. The effect on the market value of the portfolio would be to increase the value by approximately $2.0 million. A 200 basis point increase in interest rates would have increased anticipated earnings from operations for the year ended December 31, 2002 by approximately $400,000, which amount represents the increase of investment income on our investment portfolio. The effect on the market value of the portfolio would be to decrease the value by approximately $6.5 million.

The impact of a change in interest rates to the fair value of our policyholder deposits would be immaterial due to our ability to vary credited interest rates on annuity policies. The liability for future policy benefits of $158.3 million is affected by anticipated investment earnings, but such liability has been excluded from our analysis because it is not considered to be a financial instrument.


EQUITY PRICE RISK

Equity price risk is the risk that we will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2002, we had equity securities with a market value of approximately $1.1 million, representing less than 1.5% of our cash and investments. The effect of a ten percent change in equity prices would not materially impact our financial position, results of operations or cash flows.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements listed under the heading "(a)1. Consolidated Financial Statements" in Item 15 hereof, which financial statements are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding our executive officers is contained in this report under Item 4A - "Executive Officers of the Registrant," which information is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in our Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership and Reporting Compliance," which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is contained under the caption "Compensation of Executive Officers," included in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is contained under the caption "Voting Securities and Principal Holders Thereof," in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The following schedule provides information, with respect to compensation plans, on equity securities (common shares) that were authorized for issuance as of December 31, 2002:

                                                                                                   NUMBER OF SHARES
                                                                                                REMAINING AVAILABLE FOR
                                                                                                 FUTURE ISSUANCE UNDER
                                                      NUMBER OF SHARES                            EQUITY COMPENSATION
                                                        TO BE ISSUED        WEIGHTED-AVERAGE       PLANS (EXCLUDING
                                                      UPON EXERCISE OF      EXERCISE PRICE OF     SHARES REFLECTED IN
                                                     OUTSTANDING OPTIONS   OUTSTANDING OPTIONS        COLUMN (A))
PLAN CATEGORY                                                (A)                   (B)                    (C)
-------------                                        -------------------   -------------------  -----------------------

Equity compensation plans approved by security
   holders.........................................        932,115             $      2.36                267,885
Equity compensation plans not approved by security
   holders.........................................             --                      --                     --
                                                        ----------             -----------             ----------

Total..............................................        932,115             $      2.36                267,885
                                                        ==========             ===========             ==========

Our shareholders previously have approved our compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions," in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer determined that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   1.  Consolidated Financial Statements. See Index to Consolidated
          ---------------------------------
          Financial Statements for a list of financial statements included in this Report, which index and financial statements follow the signature page hereto.

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

      3.  Exhibits. See Exhibit Index immediately preceding the Exhibits filed
          --------
with this report.

(b)   Reports on Form 8-K.
      -------------------

      We did not file any Current Report on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.



                        FOREVER ENTERPRISES, INC.


                        By:   /s/ Brent D. Cassity
                             ------------------------------
                              Brent D. Cassity, Chief Executive Officer

                        By:   /s/ Michael R. Butler
                             ------------------------------
                              Michael R. Butler, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2003.


              SIGNATURE                                  TITLE                                     DATE
              ---------                                  -----                                     ----

     /s/ Brent D. Cassity                   Chief Executive Officer and Director               March 31, 2003
-----------------------------------
         Brent D. Cassity


     /s/ J. Tyler Cassity                   President and Director                             March 31, 2003
-----------------------------------
         J. Tyler Cassity


     /s/ Howard A. Wittner                  Chairman of the Board, Director                    March 31, 2003
-----------------------------------         and Secretary
         Howard A. Wittner


     /s/ Randall K. Sutton                  Vice President, Director and                       March 31, 2003
-----------------------------------         Treasurer
         Randall K. Sutton


     /s/ Oliver C. Boileau, Jr.             Director                                           March 31, 2003
-----------------------------------
         Oliver C. Boileau, Jr.


     /s/ Steven M. Zamler                   Director                                           March 31, 2003
-----------------------------------
         Steven M. Zamler

                                 CERTIFICATIONS

I, Brent D. Cassity, certify that:

     (1) I have reviewed this annual report on Form 10-K of Forever Enterprises, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this annual report (the
                "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                                 /s/ Brent D. Cassity
                                               -----------------------
                                               Brent D. Cassity
                                               Chief Executive Officer

I, Michael R. Butler, certify that:

     (1) I have reviewed this annual report on Form 10-K of Forever Enterprises, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this annual report (the
                "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                              /s/ Michael R. Butler
                                            ---------------------------
                                            Michael R. Butler
                                            Chief Financial Officer

                            FOREVER ENTERPRISES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
THE COMPANY AND SUBSIDIARIES:
----------------------------


Report of Management..................................................... F-1

Independent Auditors' Report - Brown Smith Wallace, LLC.................. F-2

Independent Auditors' Report - Deloitte & Touche LLP..................... F-4

Consolidated Balance Sheets as of December 31, 2002 and 2001............. F-6

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000......................................... F-7

Consolidated Statements of Shareholders' Equity and Comprehensive
Income for the years ended December 31, 2002, 2001 and 2000...............F-8

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000......................................... F-10

Notes to Consolidated Financial Statements .............................. F-12

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

Brown Smith Wallace, L.L.C., audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

The Forever Enterprises, Inc. Board of Directors has an Audit Committee composed of non-management directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.



Michael R. Butler
Chief Financial Officer
March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Forever Enterprises, Inc. 10 South Brentwood
St. Louis, Missouri 63105

We have audited the accompanying consolidated balance sheets of Forever Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 2002 and 2001. Our audits also included the financial statement schedules listed at Item 15(a)(2) in this report. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements for the year ended December 31, 2000 give retroactive effect to the acquisition by Forever Enterprises, Inc. and subsidiaries of Forever Network, Inc. (formerly Forever Enterprises, Inc.), which has been accounted for like a pooling-of-interests as described in Note 1 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity and comprehensive income, and cash flows of Forever Enterprises, Inc. and subsidiaries for the year ended December 31, 2000, which statement reflects total revenues of $49,754,553 for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Forever Enterprises, Inc. and subsidiaries for 2000, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forever Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Brown Smith Wallace, LLC
St. Louis, Missouri
March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Forever Enterprises, Inc. 10 South Brentwood
St. Louis, MO 63105

We have audited the consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Forever Enterprises, Inc. (the "Company") and subsidiaries for the year ended December 31, 2000. Our audits also included the financial statement schedules listed at Item 15(a)(2) for the year ended December 31, 2000. These financial statements and financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the acquisition by the Company of Forever Network, Inc. (formerly Forever Enterprises, Inc.), which has been accounted for like a pooling-of-interests as described in Note 1 to the consolidated financial statements.

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

In our opinion, based on our audit, the consolidated financial statements of the Company and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.


Deloitte & Touche, L.L.P.
St. Louis, Missouri
April 16, 2001

FOREVER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                       2002                    2001

ASSETS
   Cash and cash equivalents                                                     $     22,793,038        $      7,568,099
   Fixed maturities available for sale at fair value (amortized cost
     $75,597,524 and $92,707,536, respectively)                                        73,982,062              90,735,727
   Equity securities available for sale at fair value (cost $2,966,291
     and $2,478,528, respectively)                                                      1,119,705                 963,055
   Policyholder loans                                                                   1,560,215               1,818,550
                                                                                 ----------------        ----------------
       Total cash and investments                                                      99,455,020             101,085,431
   Trade accounts receivable - net                                                      7,707,948               5,582,093
   Inventories                                                                            190,432                 256,564
   Cemetery property                                                                    3,964,644               3,557,733
   Property and equipment - net                                                         8,517,264               6,308,096
   Due from reinsurer                                                                 105,830,127              92,167,215
   Deferred policy acquisition costs - net                                              1,678,079               1,199,802
   Due premium                                                                          8,088,002               6,293,127
   Intangible assets                                                                   10,929,872               2,175,067
   Deferred cost of reinsurance                                                         1,776,051               1,874,715
   Deferred tax assets - net                                                            1,532,322               4,433,660
   Receivable from related party                                                        8,033,095               7,181,207
   Other assets                                                                         5,286,866               5,239,185
                                                                                 ----------------        ----------------

TOTAL ASSETS                                                                     $    262,989,722        $    237,353,895
                                                                                 ================        ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Lines of credit                                                               $      2,248,959        $      2,031,172
   Accounts payable and accrued liabilities                                            13,622,553               8,546,760
   Policy liabilities:
     Future policy benefits                                                           158,277,834             147,668,986
     Policyholder deposits                                                             46,642,051              48,312,002
   Deferred pre-need revenues                                                           7,328,554               5,574,815
   Payable to related party                                                             4,117,081               3,620,601
   Notes payable                                                                       26,133,714              17,805,539
                                                                                 ----------------        ---------------
       Total liabilities                                                              258,370,746             233,559,875
                                                                                 ----------------        ----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS'  EQUITY:
   Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued)            -                       -
   Common stock ($0.01 par value; 30,000,000 shares authorized,
     6,934,934 shares issued and outstanding)                                              69,349                  69,349
   Additional paid-in capital                                                           8,587,931              10,337,502
   Accumulated deficit                                                                 (3,307,932)             (5,143,602)
   Accumulated other comprehensive loss                                                  (730,372)             (1,469,229)
                                                                                 ----------------        ----------------
       Total shareholders' equity                                                       4,618,976               3,794,020
                                                                                 ----------------        ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    262,989,722        $    237,353,895
                                                                                 ================        ================

See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                       2002                2001                 2000
REVENUES:
   Life insurance premiums                                       $     8,293,688      $    7,386,753      $    36,603,227
   Investment income - net of expenses                                 4,546,872           3,958,683            9,127,868
   Realized investment gains (losses) - net                            1,482,381            (583,698)          (2,891,679)
   Cemetery revenues                                                   9,683,144           7,492,261            6,333,007
   Commission and expense allowance                                   18,052,027          15,396,454             -
   Management fee income                                               5,401,196           1,160,318               73,616
   Other revenue                                                         -                   -                    508,514
                                                                 ---------------      --------------      ---------------
       Total revenues                                                 47,459,308          34,810,771           49,754,553
                                                                 ---------------      --------------      ---------------

BENEFITS AND EXPENSES:
   Policyholder benefits and claims                                    8,937,533           8,325,173           18,792,942
   Increase (decrease) in future policy benefits                      (1,084,075)         (1,931,910)          11,069,707
   Interest paid on deposit funds                                         22,645               4,947            1,628,316
   Insurance commissions                                              15,651,173          13,759,203           11,679,947
   Selling, general and administrative                                14,247,356          10,674,355           11,951,644
   Amortization of cost of policies purchased                           (478,277)            163,935              207,771
   Depreciation and amortization                                       1,602,437             991,147            1,012,719
   Other operating costs                                               3,323,280           2,158,639            2,775,690
                                                                 ---------------      --------------      ---------------
       Total benefits and expenses                                    42,222,072          34,145,489           59,118,736
                                                                 ---------------      --------------      ---------------

OTHER:
   Other income                                                        1,023,007             391,834              335,511
   Interest expense                                                   (1,898,636)           (724,455)            (413,625)
                                                                 ---------------      --------------      ---------------
       Total other                                                      (875,629)           (332,621)             (78,114)
                                                                 ---------------      --------------      ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                      4,361,607             332,661           (9,442,297)

INCOME TAXES:
   Current                                                             1,832,331           1,575,877           (1,167,493)
   Deferred                                                              693,606          (1,681,757)             (51,320)
                                                                 ---------------      --------------      ---------------
       Provision for income taxes (benefit)                            2,525,937            (105,880)          (1,218,813)
                                                                 ---------------      --------------      ---------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              1,835,670             438,541           (8,223,484)

   Extraordinary item                                                    -                   258,659              -
   Cumulative effect of accounting change - net of taxes of $-0-         -                   -                   (315,801)
                                                                 ---------------      --------------      ---------------
NET INCOME (LOSS)                                                $     1,835,670      $      697,200      $    (8,539,285)
                                                                 ===============      ==============      ===============

INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   Basic                                                         $          0.26      $         0.06      $         (1.19)
   Diluted                                                                  0.25                0.06                (1.19)

NET INCOME (LOSS)
   Basic                                                         $          0.26      $         0.10      $         (1.23)
   Diluted                                                                  0.25                0.09                (1.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                               6,934,934           6,934,367            6,933,477
   Diluted                                                             7,358,020           7,451,813            6,933,477

See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                              ACCUMULATED        RETAINED
                                                  TOTAL                      ADDITIONAL          OTHER           EARNINGS
                                              SHAREHOLDERS'    COMMON         PAID-IN        COMPREHENSIVE     (ACCUMULATED
                                                 EQUITY        STOCK          CAPITAL        INCOME (LOSS)       DEFICIT)

BALANCE, January 1, 2000                      $  3,953,002   $   69,333     $  9,691,588     $  (8,506,402)    $  2,698,483

   Effect of stock options compensation
     recorded for stock option plans, net
     of applicable income tax effect
     of $124,512                                   241,700                       241,700

   Issuance of shares for stock options              2,493            6            2,487

   Capital contributions                           108,000                       108,000

   Comprehensive loss, net of tax:
     Net loss                                   (8,539,285)                                                      (8,539,285)

     Change in unrealized gains (losses)
       on available for sale securities,
       net of tax of $2,397,725 and
       reclassification adjustment of
       $(2,891,679)                              4,747,234                                       4,747,234
                                              ------------   ----------     ------------     -------------     ------------
     Total comprehensive loss                   (3,792,051)                                      4,747,234       (8,539,285)
                                              ------------   ----------     ------------     -------------     ------------

BALANCE, December 31, 2000                         513,144       69,339       10,043,775        (3,759,168)      (5,840,802)

   Effect of stock options compensation
     recorded for stock option plans, net
     of applicable income tax effect
     of $53,978                                    291,700                       291,700

   Issuance of shares for stock options              2,037           10            2,027

   Comprehensive income, net of tax:
     Net income                                    697,200                                                          697,200

     Change in unrealized gains (losses)
       on available for sale securities,
       net of tax of $1,179,665 and
       reclassification adjustment of $0         2,289,939                                       2,289,939
                                              ------------   ----------     ------------     -------------     ------------
     Total comprehensive income                  2,987,139                                       2,289,939          697,200
                                              ------------   ----------     ------------     -------------     ------------

BALANCE, December 31, 2001                       3,794,020       69,349       10,337,502        (1,469,229)      (5,143,602)


                                                                                                                (Continued)

                                      F-8





FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                              ACCUMULATED        RETAINED
                                                  TOTAL                      ADDITIONAL          OTHER           EARNINGS
                                              SHAREHOLDERS'    COMMON         PAID-IN        COMPREHENSIVE     (ACCUMULATED
                                                 EQUITY        STOCK          CAPITAL        INCOME (LOSS)       DEFICIT)

BALANCE, December 31, 2001                       3,794,020       69,349       10,337,502        (1,469,229)      (5,143,602)

  Effect of stock options compensation
    recorded for stock option plans, net
    of applicable income tax effect
    of $40,150                                      77,939                        77,939

  Liquidation effect of subsidiary              (1,827,510)                   (1,827,510)

  Comprehensive income, net of tax:
   Net income                                    1,835,670                                                        1,835,670

   Change in unrealized gains (losses)
     on available for sales securities,
     net of tax of $380,623 and
     reclassification adjustment of $0             738,857                                         738,857
                                              ------------   ----------     ------------     -------------     ------------
       Total comprehensive income                2,574,527                                         738,857        1,835,670
                                              ------------   ----------     ------------     -------------     ------------

BALANCE, December 31, 2002                    $  4,618,976   $   69,349     $  8,587,931     $    (730,372)    $ (3,307,932)
                                              ============   ==========     ============     =============     ============

See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                       2002                2001                 2000

CASH FLOWS FROM OPERATING
   ACTIVITIES:
     Net income (loss)                                            $    1,835,670      $      697,200       $   (8,539,285)
     Adjustments to reconcile net income to
       cash from operating activities:
         Cumulative effect of accounting change                           -                   -                   315,801
         Extraordinary gain                                               -                 (258,659)              -
         Loss in equity investment                                        -                   -                    49,506
         Realized investment losses (gains)                             (990,708)          1,759,453            2,891,679
         Amortization of premium (accretion of
           discount) on investments                                      436,956            (913,908)            (272,392)
         Depreciation and amortization                                 1,602,437             991,147            1,012,719
         Deferred income taxes                                         2,483,374          (1,749,184)             (51,320)
         Deferred compensation                                           115,276             237,722              366,212
     Changes in operating assets and liabilities net of effects of reinsurance, acquisitions and divestitures:
         Trade accounts receivable                                    (2,117,305)         (1,284,753)            (790,029)
         Deferred acquisition cost - net                                (478,277)            163,935           (1,629,244)
         Due premiums                                                   (189,571)            (97,591)          (2,583,764)
         Cemetery property                                               288,482             322,248              211,604
         Inventories                                                      77,232              60,050              163,185
         Other assets                                                   (807,461)            344,380           (2,345,008)
         Future policy benefits and deposit funds                      5,518,516           2,226,274            6,057,952
         Funds withheld from reinsurer                               (11,067,106)         (9,676,547)         (29,669,652)
         Deferred pre-need revenues                                    1,663,239             601,265              459,603
         Other liabilities                                             2,960,041          (3,127,043)          (1,306,920)
                                                                  --------------      --------------       --------------

         Net cash from operating activities                            1,330,795          (9,704,011)         (35,659,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and maturities of available
     for sale investments                                             68,722,473          48,224,385           69,080,117
   Cost of investments purchased                                     (50,452,222)        (59,141,488)         (37,707,190)
   Purchase of property and equipment                                 (2,869,249)           (955,166)          (1,341,471)
   Acquisitions/dispositions, net of subsidiaries                       (555,780)           (577,081)            (482,654)
   Purchase of intangible assets                                     (10,400,000)             -                    -
   Liquidation of minority interest                                    1,697,510              -                    -
   Increase in investment in subsidiaries                               (130,000)             -                    -
   Increase in policyholder loans, net of the effects
     of reinsurance                                                       -                   -                (3,616,476)
   Other - net                                                         1,032,960          (1,551,214)          (1,721,823)
                                                                  --------------      --------------       --------------
         Net cash from investing activities                            7,045,692         (14,000,564)          24,210,503

                                                                                                               (Continued)

                                      F-10





FOREVER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                      2002                 2001                 2000

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Issuance of shares for stock options                                 -                    2,037                2,493
     Proceeds from long-term debt                                     20,126,609          21,826,336              -
     Repayment of long-term debt                                     (11,580,647)         (2,590,006)            (339,341)
     Contribution to (reduction in) paid-in capital                   (1,697,510)            -                    108,000
                                                                  --------------      --------------       --------------

         Net cash from financing activities                            6,848,452          19,238,367             (228,848)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        15,224,939          (4,466,208)         (11,677,698)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   7,568,099          12,034,307           23,712,005
                                                                  --------------      --------------       --------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                    $   22,793,038      $    7,568,099       $   12,034,307
                                                                  ==============      ==============       ==============

SUPPLEMENTAL CASH FLOW INFORMATION -
   Income taxes paid                                              $      460,000      $      257,000       $      674,735
                                                                  ==============      ==============       ==============

   Interest expense paid                                          $    1,949,924      $      377,029       $      379,240
                                                                  ==============      ==============       ==============

See notes to consolidated financial statements.

FOREVER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


 1.   BUSINESS

      Forever Enterprises, Inc. and its subsidiaries (collectively, the "Company") own and operate funeral home and cemetery properties; market, archive and display digital interactive LifeStories(TM) viewed at Company properties and on the Internet; and issue life insurance contracts to fund pre-need funeral contracts.

      The Company's cemetery/funeral home properties provide cemetery interment rights, sell cemetery-related merchandise and provide funeral services and merchandise. The Company sells pre-need and at-need contracts whereby a customer contractually agrees to purchase internment rights, merchandise, multimedia biographies and/or burial-related services.

      The Company's life insurance operations are conducted through its wholly-owned life insurance subsidiaries which are subject to regulation by the state insurance department where they are licensed and where they undergo periodic examinations by those departments.

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

      On March 9, 2000, the shareholders approved a stock acquisition agreement to acquire all of the issued and outstanding shares of common stock of Forever Network (formerly Forever Enterprises) from National Heritage Enterprises, majority shareholder of the Company. Forever Network owns and operates funeral home and cemetery properties. In exchange for the Forever Network shares, the Company issued 2.4 million shares of its common stock with a fair value of approximately $12.0 million. Upon consummation of the acquisition, National Heritage Enterprises' ownership of the Company's common stock increased from 4,000,000 shares to 6,400,000 shares, or 92.3% of the issued and outstanding shares. The acquisition was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the accounts of Forever Network have been included in the consolidated financial statements for all periods presented. Intercompany balances have been eliminated for all periods. For the period prior to the acquisition, revenues and net losses consisted of the following:

                                                      FOREVER
                                                    ENTERPRISES
                                                     (EXCLUDING           FOREVER                          CONSOLIDATED
                                                  FOREVER NETWORK)        NETWORK        ELIMINATIONS         TOTAL

       Three months ended March 31, 2000:
         Revenues                                  $  15,463,014       $  1,417,635      $  (262,434)     $  16,618,215
         Net loss                                       (599,195)          (459,967)         (29,582)        (1,088,744)

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. The Company's fifty-percent investment in Mount Washington Forever, L.L.C. is accounted for under the equity method. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2002 and 2001 presentations.

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

      The estimates susceptible to significant change are those used in determining accounts receivable allowance, deferred policy acquisition costs, accrued merchandise costs, and the liabilities for future policy benefits, policyholder deposits and claims and benefits payable. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

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

      In order to increase the Company's return on investments and improve its liquidity, the Company enters into overnight reverse repurchase agreements. The Company purchases U.S. Treasury notes under agreements to resell such U.S. Treasury notes on a daily basis. The Company does not take possession of any securities and records such purchases as a book entry only. The amount at risk on a daily basis, in the event of default by the counterparty, is minimal as the carrying value of the underlying securities approximates the fair value of such securities. At December 31, 2002 and 2001, the carrying amount of overnight reverse repurchase agreements was $3,488,841 and $3,219,747, respectively.

      GOODWILL - Goodwill represents the excess of cost over the fair value of net assets acquired in acquisitions accounted for using the purchase method. Effective January 1, 2002, we discontinued amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142. In previous years, goodwill was amortized on the straight-line basis as charges to income over five to 30 years. Amortization expense was $82,851 and $144,657 for the years ended December 31, 2001 and

      2000, respectively. Accumulated amortization was $79,894 and $201,186 as of December 31, 2002 and 2001, respectively.

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

      PROPERTY AND EQUIPMENT - Property and equipment are carried at depreciated cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from three to 30 years.

      FUTURE POLICY BENEFITS - Future policy benefits are amounts that, when accumulated with interest and future premiums, will provide for the payment of benefits arising out of the insurance in-force. The liabilities for future policy benefits for limited pay life policies are computed using the net-level premium method which is based upon assumptions as to investment yields, mortality and withdrawals. Assumptions are based principally on modifications of the ultimate tables in common usage in the industry. Current interest assumptions are 6.5% per annum.

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

      REINSURANCE - The Company has reinsured certain direct and assumed life insurance and annuity contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based upon assumptions consistent with those used in establishing the future policy benefits related to the underlying reinsured contracts. Future policy benefit reserves for both direct and assumed contracts are reported prior to the effects of reinsurance credits and amounts receivable from the reinsurers are reported separately as an asset. Deferred policy acquisition costs and cost of policies acquired are reduced by amounts recovered under reinsurance contracts. The cost of reinsurance is amortized over the remaining life of the underlying reinsured contracts in proportion to the expected future profits of those contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

      PARTICIPATING POLICIES - Participating policies represented 98.5% and 99.1% of the life insurance in-force at December 31, 2002 and 2001, respectively. Determination of dividends on participating policies is not dependent on any factor and is completely at the discretion of the boards of directors of the insurance subsidiaries. We pay policyholder dividends on blocks of business that we acquired from World Insurance Company and Woodmen Accident and Life Company, however, any such dividends paid in 2002 and 2001 are now fully recovered through ceding of these polices to North America Life Insurance Company. Policyholder dividends, net of ceded policies, of $-0-, $-0- and $76,617 were paid for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      The parent company, Forever Enterprises, Inc. is included in the National Heritage Enterprises tax return. The insurance companies file a separate consolidated tax return. Taxes are accounted for as if each company filed on a stand-alone basis.

      ACCOUNTS RECEIVABLE - Accounts receivable consist of receivables from cemetery customers who pre-purchase cemetery property and merchandise and are paying the balance on an installment basis. Customers who purchase cemetery property and merchandise on an at-need basis must pay the entire purchase amount at the time of sale. Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances which are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

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

      REVENUE/EXPENSE RECOGNITION FOR CEMETERY OPERATIONS - Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed its revenue recognition policy, as follows: Cemetery interment right sales are recognized as revenue at the time the contract is signed, the cemetery property is developed and a minimum percentage of the purchase price has been collected. Sales of merchandise are recognized at the time the merchandise is delivered or has been customized for the customer. Service fee revenues are recognized in the period the services are performed. The Company defers certain prearranged funeral and pre-need cemetery costs until the time revenue is recognized. The change in the Company's accounting policies resulting from implementation of Staff Accounting Bulletin No. 101 was treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $315,801 (net of a $-0- tax benefit), or $.04 per share (basic and diluted) recorded on January 1, 2000.

      OTHER INCOME - Other income includes rental income from leased property, interest income from certain trust accounts, miscellaneous income and Forever Network's 50% share of earnings from its investment in Mount Washington Forever, L.L.C. Our share of equity was not recognized in consolidated earnings since our net equity investment in Mount Washington Forever, L.L.C. remains in a deficit position.

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

      NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share includes the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. For 2002 and 2001, potential common shares of 438,534 and 517,446, respectively, were considered to be dilutive and were included in the calculation of diluted net income per share. For 2000, potential common shares of 1,061,638 were considered to be anti-dilutive and were excluded from the calculation of diluted net loss per share.

      STOCK-BASED COMPENSATION - The Company has elected to follow the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost is recognized for options issued when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effect on net income and earnings per share as if the Company had adopted SFAS No. 123.

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

      NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which resulted in no effect on our financial position, results of operations or cash flows.

      Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and changed our revenue recognition policy. See "Revenue/Expense Recognition for Cemetery Operations" described earlier in this section.

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 has had no effect on our financial position, results of operations or cash flows.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have determined that the adoption of SFAS No. 141 has not had a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires a company to complete a transitional impairment test six months from the date of adoption. We have completed our initial assessment and have determined that there has been no impairment of goodwill or other intangible assets, and accordingly the implementation of SFAS No. 142 had no material impact on our financial condition and results of operations for the year ended December 31, 2002. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. We have determined that the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No.
      148 is effective for fiscal years beginning after December 15, 2003.
      We do not believe that the adoption of SFAS No. 148 will have a significant impact on our financial statements since we currently use the fair value based method of accounting for stock-based employee compensation. See "Stock-Based Compensation" described earlier in this section.

      NAIC CODIFICATION - In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company's insurance subsidiaries are domiciled in the State of Texas. The State of Texas required adoption of the Codification with certain modifications for the preparation of statutory basis financial statements effective January 1, 2001. The adoption of the Codification, as modified by Texas, by our insurance company subsidiaries, Lincoln Memorial Life Insurance Company ("LMLIC") and Memorial Service Life Insurance Company ("MSLIC"), increased LMLIC's statutory capital and surplus as of January 1, 2001, by approximately $870,000, primarily related to accounting for income taxes. There was no effect on MSLIC's capital and surplus.

 3.   ACQUISITIONS AND DISPOSITIONS

      On December 8, 1999, the Company indirectly increased its ownership in Hollywood Forever, Inc. from 45% to 90% for a purchase price of approximately $2,900,000. In connection with the acquisition, the Company recorded approximately $1,800,000 in goodwill which was amortized on the straight-line basis over 30 years through the year ended December 31, 2001. Effective January 1, 2002, we discontinued our amortization of goodwill in accordance with SFAS No. 142. On July 26, 2002, the Company increased its ownership in Hollywood Forever, Inc. to 100% in settlement of a claim with Odessa Group, L.L.C. for $130,000. In connection with the increase in ownership, the Company liquidated its investment in Dartmont Investment, Inc., eliminating the remaining goodwill associated with the purchase of Hollywood Forever, Inc. at no gain or loss.

      In November 1999, Mount Washington Forever, Inc. (now known as Mount Washington Forever, L.L.C.) was created and acquired a cemetery property located in Kansas City, Missouri known as Mount Washington Cemetery for $1,200,000 in the form of debt. Effective January 1, 2000, 50% of the interest in Mount Washington Forever, L.L.C. was sold to an unaffiliated company for a capital contribution of $50,000 without gain or loss. Beginning in 2000, the accounts of Mount Washington Forever, L.L.C. have been accounted for using the equity method.

      On May 15, 2000, the Company purchased all the outstanding shares of capital stock of Liberty Standard Life Insurance Company ("LSLife") for $1.1 million. As of that date, LSLife had approximately $3.9 million in assets and $4.1 million in liabilities. The excess of the purchase price over the net assets acquired was recorded as goodwill. The Company then executed a reinsurance agreement between MSLIC and LSLife whereby all of LSLife's insurance policies in force were reinsured by MSLIC. On December 18, 2000, the Company sold all of the outstanding capital stock of LSLife (subsequently renamed North America Life Insurance Company of Texas ("NAL")) to a company controlled by a former officer of the Company concurrent with the execution of several reinsurance agreements (see Note
      6). The Company recognized a loss of approximately $200,000 on the sale of LSLife.

      On December 21, 2001, we acquired from ECI Services of Missouri, Inc. all of the operating assets of Oak Hill Cemetery located in Kirkwood, Missouri for a purchase price of $550,000.

      On February 21, 2002, we acquired an online interactive memorial product and concept from Family Tree Memorials, together with all technology and intellectual property associated with the product, along with all contract rights to the distribution and marketing agreement dated August 23, 2001, by and between Matthews International Corporation and Heavenly Door Corporation, for a purchase price of $400,000.

      On June 3, 2002, we acquired from the court-appointed receiver, all of the operating assets of Mt. Hope Cemetery located in Belleville, Illinois, and Valley View Cemetery located in Edwardsville, Illinois, for a purchase price of $455,780 in the form of debt.

      On June 5, 2002, we acquired from SCI Missouri Funeral Services, Inc. all of the operating assets and business of a funeral home located in Kirkwood, Missouri, for a purchase price of $654,057.

      On September 27, 2002, we entered into a letter of intent to purchase a single-location cemetery property located in the Southwest United States. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance to be funded through additional debt arrangements with an outside lender and additional equity financing. We are currently performing our due diligence investigation. If due diligence proves favorable, execution of a definitive agreement and closing are expected to occur during the second quarter of 2003.

      On November 26, 2002, we acquired from Perches-Falcon Group, Inc. substantially all the personal property and certain rights located at, used in connection with, or arising out of two funeral home locations in Austin, Texas, for a cash price of $100,000.

      All acquisitions described above were accounted for by the purchase method of accounting. The results of operations have been included in our consolidated financial statements from their respective dates of purchase.

 4.   INVESTMENTS

      The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 2002 were as follows:

                                                       COST OR           GROSS              GROSS          ESTIMATED
                                                      AMORTIZED       UNREALIZED         UNREALIZED          FAIR
                                                        COST             GAINS             LOSSES            VALUE

         Fixed maturity securities:
           Corporate bonds                       $    27,093,572   $       431,788    $   (3,741,028)    $   23,784,332
           Mortgage backed securities                 39,596,237         1,595,086          (102,650)        41,088,673
           U.S. government                             8,907,715           217,065           (15,723)         9,109,057
                                                 ---------------   ---------------    --------------     --------------

              Total fixed maturity
                securities                            75,597,524         2,243,939        (3,859,401)        73,982,062

         Equity securities:
           Preferred stock                             1,023,074            85,415          (110,256)           998,233
           Common stock                                1,943,217             -            (1,821,745)           121,472
                                                 ---------------   ---------------    --------------     --------------

              Total equity securities                  2,966,291            85,415        (1,932,001)         1,119,705
                                                 ---------------   ---------------    --------------     --------------

              Total                              $    78,563,815   $     2,329,354    $   (5,791,402)    $   75,101,767
                                                 ===============   ===============    ==============     ==============

      The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available for sale at December 31, 2001 were as follows:

                                                       COST OR           GROSS              GROSS          ESTIMATED
                                                      AMORTIZED       UNREALIZED         UNREALIZED          FAIR
                                                        COST             GAINS             LOSSES            VALUE

         Fixed maturity securities:
           Corporate bonds                       $    33,780,105   $       517,883    $   (2,607,791)    $   31,690,197
           Mortgage backed securities                 50,428,638         1,164,294          (682,751)        50,910,181
           U.S. government                             8,498,793           142,800          (506,244)         8,135,349
                                                 ---------------   ---------------    --------------     --------------

              Total fixed maturity
                securities                            92,707,536         1,824,977        (3,796,786)        90,735,727

         Equity securities:
           Preferred stock                               711,628            36,880           (52,883)           695,625
           Common stock                                1,766,900             -            (1,499,470)           267,430
                                                 ---------------   ---------------    --------------     --------------

              Total equity securities                  2,478,528            36,880        (1,552,353)           963,055
                                                 ---------------   ---------------    --------------     --------------

              Total                              $    95,186,064   $     1,861,857    $   (5,349,139)    $   91,698,782
                                                 ===============   ===============    ==============     ==============


      The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2002, by contractual maturity date are shown below. Expected maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED               ESTIMATED
                                                            COST                 FAIR VALUE

        In one year or less                            $     2,126,696         $     2,083,925
        In years two through five                            3,927,815               3,701,194
        In years six through ten                             6,005,705               5,183,066
        After ten years                                     23,941,071              21,925,204
        Mortgage backed securities                          39,596,237              41,088,673
                                                       ---------------         ---------------

               Total                                   $    75,597,524         $    73,982,062
                                                       ===============         ===============

      The Company did not have any investments in fixed maturities or equity securities in any single entity with unrealized losses of more than 10% of shareholders' equity at December 31, 2002, other than investments issued or guaranteed by the U.S. government or a U.S. government agency.

      The Company invests in both investment grade and below investment grade fixed maturity securities. At December 31, 2002, less than 2% of the book value of the Company's fixed maturity investments consisted of below investment grade securities.

      Assets with a fair value of $5,827,927 at December 31, 2002 were on deposit with various state regulatory authorities. Assets with a fair value of $28,758,885 at December 31, 2002 were restricted as to use for the acquired Woodmen Block, World Block, the FSLife Block and other assumed business.

      Major categories of investment income (loss) consisted of the following:

                                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                              2002                    2001                    2000

        Fixed maturities                                $     7,422,751         $     7,780,957         $     6,811,924
        Equities                                                 62,369                  32,186                 180,726
        Policyholder loans                                      156,639                 132,702               1,445,944
        Short-term investments                               (2,941,801)             (3,849,861)              1,042,822
                                                        ---------------         ---------------         ---------------

        Gross investment income                               4,699,958               4,095,984               9,481,416
        Investment expenses                                     153,086                 137,301                 353,548
                                                        ---------------         ---------------         ---------------

          Net investment income                         $     4,546,872         $     3,958,683         $     9,127,868
                                                        ===============         ===============         ===============


      Gross realized investment gains (losses) consisted of the following:

                                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                              2002                    2001                    2000

        Gross realized gains                            $     3,001,133         $       386,593         $     2,954,530
        Gross realized losses                                (1,518,752)               (970,291)             (5,846,209)
                                                        ---------------         ---------------         ---------------

        Net realized investment gains (losses)          $     1,482,381         $      (583,698)        $    (2,891,679)
                                                        ===============         ===============         ===============


      Proceeds from disposals of investments in fixed maturity and equity securities during the years ended December 31, 2002, 2001 and 2000 were $68,722,473, $48,062,634 and $65,550,586, respectively.

5.    RECEIVABLES

      Trade accounts receivable at December 31 consisted of the following:

                                                                                           2002                2001

         Installment contracts                                                        $    8,281,249     $    5,648,784
         Allowance for sales cancellations and doubtful accounts                            (573,301)           (66,691)
                                                                                      --------------     --------------

                Total                                                                 $    7,707,948     $    5,582,093
                                                                                      ==============     ==============


6.    REINSURANCE

      The Company's insurance subsidiaries enter into coinsurance and modified coinsurance agreements with reinsurers for the purposes of recovering policy acquisition costs and increasing their statutory surplus for regulatory purposes. The terms of the reinsurance agreements provide for all of the insurance risk associated with the business ceded to be transferred to the reinsurer. Since the primary obligations of the Company to the insureds have not been discharged through these agreements, the future policy benefits are presented in the consolidated financial statements prior to the effect of reinsurance and estimated amounts receivable from the reinsurers are reported separately as an asset.

      In August 2000, the Company entered into a coinsurance agreement with Employers Reassurance Corporation ("ERC") whereby the Company ceded certain life insurance policies with approximately $72.4 million of net policy liabilities. The Company transferred funds of approximately $29.7 million and policy loans of $23.0 million net of a $15 million ceding commission to the reinsurer in connection with this coinsurance agreement. The Company also recovered $19.6 million of deferred policy acquisition costs. This coinsurance agreement includes experience refund provisions whereby the Company may earn up to an additional $16 million of ceding commissions in varying amounts each year through 2010 subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve the Company from its obligations to its policyholders and accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $82.8 million of the reinsurance receivable as of December 31, 2002 was related to the agreement with ERC.

      In November 2000, the Company entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby the Company ceded blocks of certain direct written life insurance policies and all of its assumed life insurance and annuity policies with approximately $64.8 million of policy liabilities net of related cost of policies acquired of $4.1 million and deferred policy acquisition costs of $1.0 million. The Company segregated funds of approximately $61.2 million in a trust account for the benefit of the reinsurer and transferred funds of approximately $400,000. The segregated funds were approximately $64.7 million as of December 31, 2002. The funds withheld are presented net of amounts due from the reinsurer in the Company's consolidated financial statements. The Company also entered into a 100% coinsurance agreement with NAL effective September 1, 2000, whereby substantially all of the policies issued by the Company that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve the Company from its obligations to its policyholders and accordingly, the cost of the coinsurance agreements of approximately $1.9 million was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $22.8 million of the reinsurance receivable as of December 31, 2002 was related to the agreements with NAL and Hannover.

      Since the Company's reinsurance contracts do not relieve the Company from its obligation to its policyholders, failure of reinsurers to honor their obligations could result in losses to the Company. Consequently, allowances are established for amounts due from reinsurers that are deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurance insolvencies. Future amounts due from reinsurers were approximately $105.8 million and $92.2 million at December 31, 2002 and 2001, respectively. Reinsurance receivables were $3.7 million and $669,000 at December 31, 2002 and 2001, respectively. Reinsurance payables were $2.1 million and $448,000 at December 31, 2002 and 2001, respectively.

      The effects of reinsurance on premiums earned were as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                              2002                    2001                    2000

        Direct                                          $    49,738,288          $   49,363,165          $   48,397,420
        Reinsurance assumed                                  22,943,258              19,818,088              17,244,899
        Reinsurance ceded                                   (64,387,858)            (61,794,500)            (29,039,092)
                                                        ---------------          --------------          --------------

             Life premiums earned                       $     8,293,688          $    7,386,753          $   36,603,227
                                                        ===============          ==============          ==============

      Death benefits incurred on the business assumed were $13,650,340, $15,106,661 and $16,377,951 for the years ended December 31, 2002, 2001 and 2000, respectively. Recoveries of death benefits under reinsurance agreements were $36,485,574, $32,642,698 and $10,638,750 during 2002,
      2001 and 2000, respectively.

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

      Policyholder loans had an interest rate of 7.4% and 8% as of December 31, 2002 and 2001, respectively, and had no specified maturity dates. These loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

      The fair value and carrying amount of the Company's financial instruments are presented as follows:

                                                                              DECEMBER 31,
                                                               2002                                  2001
                                                  --------------------------------     --------------------------------
                                                        FAIR           CARRYING             FAIR           CARRYING
                                                        VALUE           AMOUNT              VALUE           AMOUNT

         Cash and cash equivalents                $   22,793,038    $   22,793,038     $   7,568,099      $   7,568,099
         Fixed maturity securities                    73,982,062        73,982,062        90,735,727         90,735,727
         Equity securities                             1,119,705         1,119,705           963,055            963,055
         Accounts receivable                           7,707,948         7,707,948         5,582,093          5,582,093
         Policyholder loans                            1,560,215         1,560,215         1,818,550          1,818,550
         Policyholder deposits                        46,642,051        46,642,051        48,312,002         48,312,002
         Premiums received in advance                  1,247,465         1,247,465         1,283,359          1,283,359
         Notes payable and lines of credit            28,382,673        28,382,673        19,836,711         19,836,711

8.    LINES OF CREDIT AND NOTES PAYABLE

      Debt at December 31 consisted of the following:

                                                                                           2002               2001

         Line of credit - payable to bank                                             $      250,000     $      220,000
         Line of credit - payable to Merrill Lynch                                         1,998,959          1,811,172
                                                                                      --------------     --------------

           Total lines of credit                                                           2,248,959          2,031,172
                                                                                      --------------     --------------

         Notes payable to bank                                                             2,060,247          2,030,340
         Notes payable related to Hollywood Forever                                          -                1,597,335
         Notes payable related to Forever Oak Hill                                           -                  577,864
         Notes payable related to Employers Reassurance                                   11,500,000         13,600,000
         Notes payable related to NPS Marketing Agreement                                  8,031,272             -
         Notes payable related to Lincoln Memorial Service                                 4,542,195             -
                                                                                      --------------     --------------

                Total notes payable                                                       26,133,714         17,805,539
                                                                                      --------------     --------------

           Total                                                                      $   28,382,673     $   19,836,711
                                                                                      ==============     ==============

      The Company has a line of credit of $250,000, of which $250,000 and $220,000 was outstanding at December 31, 2002 and 2001, respectively. The facility expires on April 30, 2003 (the line of credit is renewable on a yearly basis subject to the discretion of Allegiant Bank) and incurs interest at the lender's corporate market rate of interest plus .25%. This rate was 5.25% at December 31, 2002. The Company also has a note payable to the same financial institution for an initial amount of $2,250,000, of which $1,974,257 and $2,030,340 was outstanding at December 31, 2002 and 2001, respectively. Payments of $19,117 of principal and interest at the lender's corporate market rate of interest (5.0% at December 31, 2002) are due monthly, with a final payment due on January 5, 2006.

      On March 6, 2001, the Company entered into a line of credit agreement for $2,000,000, of which $1,998,959 and $1,811,172 was outstanding at December 31, 2002 and 2001, respectively. The facility expires on March 31, 2003 (we anticipate the line of credit will be renewed effective April 1, 2003) and incurs interest monthly on the unpaid balance equal to the sum of 2.40% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (3.69% at December 31, 2002) as published in The Wall Street Journal.

      The Company has a loan agreement with a reinsurer whereby the Company may borrow varying amounts which decline each year until the agreement expires in 2009. On July 18, 2001, we borrowed $13.6 million from Employers Reassurance Corporation ("ERC") pursuant to the terms of the reinsurance agreement with ERC, of which $11.5 million and $13.6 million was outstanding at December 31, 2002 and 2001, respectively. Principal payments of varying amounts are due annually on each anniversary date along with interest at a rate equal to the five-year Treasury note plus 150 basis points (4.28% at December 31, 2002). We anticipate using the ceding commissions generated by the experience refunds provisions mentioned in Note 6 to meet our annual repayment obligation. The Company has pledged all of its stock in Memorial Service Life Insurance Company as security for any advances under this agreement.

      Various notes payable to companies owned by the previous investment partners in Hollywood Forever incurred in connection with the purchase of an additional 45% interest in Hollywood Forever, Inc. on

      December 8, 1999 were settled in full for $1,653,988 on June 5, 2001, resulting in an extraordinary gain of $258,659 ($.04 per basic and diluted share).

      The Company has a note payable to National Prearranged Services, Inc. in conjunction with the Management Agreement entered into on January 1, 2002 in the initial amount of $10 million (see Note 13). As of December 31, 2002, the balance of this note was $8,031,272. Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. The interest rate on this note is 8.5% per annum.

      In conjunction with the consolidation of notes previously entered into with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/98 - Trust IV, the Company entered into a note payable with Lincoln Memorial Services, Inc. on November 1, 2002 in the amount of $4,550,219, of which $4,542,195 was outstanding as of December 31, 2002. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate equal to 7.5% per annum.

      On December 6, 2002, the Company entered into a term loan credit agreement with Southwest Bank of St. Louis in the principal amount of $2.5 million, of which $85,990 was outstanding as of December 31, 2002. This agreement bears interest at a floating rate equal to the Prime Rate of Bank plus 1 1/2% per annum (5.75% as of December 31, 2002). Effective January 1, 2003, payments of interest are due on the first day of each month. Beginning June 1, 2004, principal payments are due on the first day of each month based on a ten-year amortization. This note is payable in full on December 6, 2007.

      Aggregate debt maturities for the years ending December 31 are as follows:

         2003                              $  5,010,571
         2004                                 5,163,467
         2005                                 5,256,320
         2006                                 4,211,493
         2007                                 3,691,863
                                           ------------

           Total                           $ 23,333,714
                                           ============


 9.   DEFERRED POLICY ACQUISITION COSTS AND COSTS OF POLICIES ACQUIRED

      DEFERRED POLICY ACQUISITION COSTS - Deferred policy acquisition costs ("DPAC") and the components of the change in DPAC were as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                              2002                    2001                    2000

        Balance, beginning of year                      $     1,199,802          $    1,363,737         $    20,337,571
        Change in balance:
          Deferrals                                           9,721,493               7,155,967               4,634,512
          Amortization                                         (382,885)               (671,444)             (3,004,476)
        Recovered under reinsurance contracts                (8,860,331)             (6,648,458)            (20,603,870)
                                                        ---------------          --------------         ---------------

          Net change                                            478,277                (163,935)            (18,973,834)
                                                        ---------------          --------------         ---------------

        Balance, end of year                            $     1,678,079          $    1,199,802         $     1,363,737
                                                        ===============          ==============         ===============

      Approximately 90% of deferred costs are commissions paid to NPS, NPS Agency, or other related parties. Other costs include expenses related to the acquisition and issuance of new policies, such as the printing of policy forms and underwriting expenses.

      COST OF POLICIES ACQUIRED - The cost of policies acquired ("CPA") and the components of the changes were as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                             2002                     2001                    2000


        Balance, beginning of year                      $      -                  $     -                $    4,348,375
        Gross amortization                                     -                        -                      (513,632)
        Interest                                               -                        -                       305,861
        Recovered under reinsurance contracts                  -                        -                    (4,140,604)
                                                        --------------            -------------          --------------

        Balance, end of year                            $      -                  $     -                $      -
                                                        ==============            =============          ==============

10.   PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                                                              DECEMBER 31,
                                                                                ---------------------------------------
                                                                                      2002                      2001

        Land and land improvements                                               $      656,952          $      543,695
        Buildings and improvements                                                    3,488,115               2,534,312
        Mausoleums                                                                    2,082,473               1,195,946
        Furniture and equipment                                                       1,576,540               1,100,393
        Data processing equipment                                                     1,728,767               1,357,654
        Software                                                                      2,408,439               2,218,153
        Vehicles                                                                        195,989                  76,323
                                                                                 --------------          --------------

                                                                                     12,137,275               9,026,476
        Accumulated depreciation                                                     (3,620,011)             (2,718,380)
                                                                                 --------------          --------------

          Total                                                                  $    8,517,264          $    6,308,096
                                                                                 ==============          ==============

      Depreciation expense was approximately $902,000, $808,000 and $721,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

11.   INCOME TAXES

      The provision for income taxes (benefits) gives effect to permanent differences between income for financial reporting purposes and taxable income. Accordingly, the effective income tax rate is less than the statutory federal corporate rate. A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                              2002                    2001                      2000

        Tax (benefit) at statutory rate                    $  1,657,411           $     224,686           $  (3,317,753)
        Loss on reinsurance                                     -                       -                      (173,400)
        Change in valuation allowance                         1,030,309              (1,003,793)              2,446,601
        Other                                                  (161,783)                673,227                (174,261)
                                                           ------------           -------------           -------------

        Total tax expense (benefit)                        $  2,525,937           $    (105,880)          $  (1,218,813)
                                                           ============           =============           =============

      The tax effects of temporary differences at December 31 that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                                      2002                    2001

        Deferred tax assets:
          Net operating loss                                                     $    3,806,077          $    4,672,565
          Impairment of investment security                                             428,801                 428,801
          Deferred policy acquisition costs                                              26,080                 197,489
          Net unrealized losses on available for sale securities                        248,326                 499,538
          Policy reserves and policy funds                                            1,759,889               2,354,019
                                                                                 --------------          --------------

             Total                                                                    6,269,173               8,152,412

          Valuation allowance                                                        (3,970,625)             (2,940,316)
                                                                                 --------------          --------------

             Total deferred tax assets, net of valuation allowance                    2,298,548               5,212,096
                                                                                 --------------          --------------

        Deferred tax liabilities:
          Other assets                                                                  162,369                 141,033
          Deferred cost of reinsurance                                                  603,857                 637,403
                                                                                 --------------          --------------

          Deferred tax liabilities                                                      766,226                 778,436
                                                                                 --------------          --------------

             Net deferred tax assets                                             $    1,532,322          $    4,433,660
                                                                                 ==============          ==============

      The Company has net operating loss carryforwards of approximately $7,500,000 that expire beginning in 2013. The valuation allowance has been provided to reduce deferred tax assets to an amount that management believes is more likely than not recoverable.

12.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases office space under two non-cancelable lease agreements accounted for as operating leases. The Company also has another operating lease for office space and funeral home operations in Austin, Texas. Rental expense on operating leases (exclusive of other expenses payable under the leases) was approximately $852,000, $848,000 and $843,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under the terms of these operating leases at December 31, 2002 were as follows:

              YEAR ENDED DECEMBER 31                               AMOUNT

                2003                                           $     760,001
                2004                                                 688,415
                2005                                                 702,345
                2006                                                 716,276
                2007                                                 395,392
                                                               -------------

              Total                                            $   3,262,429
                                                               =============


      CAPITAL LEASES - The Company leases equipment under a series of non-cancelable lease agreements accounted for as capital leases.

      Following is a summary of property held under capital leases as of December 31:

                                                           2002                    2001

        Data processing equipment                     $      157,523          $      -
        Less: Accumulated depreciation                        (7,278)                -
                                                      --------------          --------------

                                                      $      150,245          $      -
                                                      ==============          ==============

      Minimum future lease payments under capital leases as of December 31, 2002 for each of the next five years and in the aggregate were:

              YEAR ENDED DECEMBER 31                              AMOUNT

                2003                                           $      53,597
                2004                                                  53,597
                2005                                                  37,193
                2006                                                  -
                2007                                                  -
                                                               -------------

              Total minimum lease payments                           144,387

              Less:  Amount representing interest                    (11,555)
                                                               -------------

              Present value of net minimum lease payment       $     132,832
                                                               =============

      COMMITMENTS - Effective August 2, 2002, the Company entered into a guaranty agreement with Commerce Bank N.A. to secure a $2,000,000 promissory note with and between Mount Washington Forever, L.L.C. and Commerce Bank N.A. to finance the construction of a new mausoleum at the Mt. Washington Forever Cemetery. As of December 31, 2002, the balance of the promissory note was $768,081.

      LEGAL AND OTHER PROCEEDINGS - Forever Enterprises, Inc. was named as defendant in a lawsuit filed by Odessa L.L.C. during 2001 in state court in Los Angeles, California. The suit involves a stock buyout provision for shares in Hollywood Forever Cemetery. This lawsuit was settled on July 26, 2002 for $130,000 (see Note 3 above).

      Hollywood Forever Cemetery was named as defendant in a lawsuit filed by a former employee during 2001 in state court in Los Angeles, California, for wrongful discharge. The amount being sought was approximately $300,000. Our motion for summary judgment was granted in December 2002 subsequent to which the plaintiff filed an appeal. There has been no action since the appeal. The Company denies liability and intends to defend this suit vigorously.

      Forever Enterprises, Inc. has been named as defendant in a lawsuit filed in 2003 by a former licensed insurance agent for National Prearranged Services, Inc. The case was filed in state court in Travis County, Texas, for breach of contract, retaliation, and misrepresentation. Forever Enterprises, Inc. maintains it is not a proper party. The amount being sought is undetermined. This case is currently in discovery with no trial date set. The Company denies liability and intends to defend this suit vigorously.

      The Company is subject to various other claims and contingencies arising out of the normal course of business. The Company believes, after consultation with counsel, that resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

13.   RELATED PARTY TRANSACTIONS

      Substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by National Prearranged Services, Inc. ("NPS") and National Prearranged Services Agency, Inc. ("NPS Agency"). NPS is a wholly-owned subsidiary of National Heritage Enterprises ("NHE") which owns 92.3% of the outstanding stock of the Company. NPS collects all payments for prearranged funeral contracts and remits such amounts to the Company either directly or through assumed reinsurance.

      In connection with issuing insurance policies to fund prearranged funeral contracts, except in Missouri, the individual owner of the policy assigns the policy to NPS and/or NPS Agency. As assignee, NPS and/or NPS Agency remit premiums to and receive policy benefits from the Company. In the State of Missouri, a trust (the "Trust") owns the policies, pays the premiums and receives the benefits. An independent investment advisor to the Trust directs the monies in the Trust as to the purchase of insurance policies. The policy benefits that are paid in the ordinary course of business include death benefits, surrender benefits and policy loans. The Company is not subject to significant credit risk on the policy loans, since the Company makes no policy loans which exceed the reserves held on the policy securing the loan and the Company has the right to deduct the loan amount from the death benefit payment or from the cash surrender value. Substantially all premiums, death benefits and surrender benefits during the years ended December 31, 2002, 2001 and 2000 were received from or paid to NPS, NPS Agency, other related parties or the Trust.

      The Company's insurance subsidiaries previously had a contract (the "Contract") with NPS and NPS Agency that obligated the Company to pay first-year and renewal commissions on policies written by NPS and NPS Agency. This Contract was terminated in September 2000. In 2001 and 2002, no commissions were paid under this agreement. Substantially all commissions incurred during the year ended December 31, 2000 were paid to NPS or NPS Agency. Such amount was $985,000 for the year ended December 31, 2000.

      The Company has a cost sharing agreement with NPS whereby NPS will reimburse the Company for a portion of certain general and administrative costs paid for by the Company for the benefit of NPS. Costs reimbursed under the agreement were $2,665,316, $2,581,764 and $2,516,986 for the years ended December 31, 2002, 2001 and 2000, respectively.

      On January 1, 2002, the Company entered into a Management Agreement with National Prearranged Services whereby, the Company agreed to provide all necessary personnel to supervise National Prearranged Services field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of National Prearranged Services as payment for the services provided. As consideration to National Prearranged Services for entering into this Management Agreement, the Company entered into a promissory note in the amount of $10.0 million. Due to the nature of the agreement and the relationship of the parties involved, this agreement has an estimated useful life of 20 years, although the agreement will be re-evaluated by the parties every five years (December 31, 2005 will be the first evaluation date). This agreement was treated as a purchase of an intangible asset and will be accounted for under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management fees related to this agreement, which have been recorded as "Management fee income" on our consolidated statements of operations, were $3.9 million at December 31, 2002.

      We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Management fee income" on our consolidated statements of operations, were $1.3 million and $977,000 for 2002 and 2001, respectively. Management fees incurred with related parties, which are included in "Selling, general and administrative expenses" on our consolidated statements of operations, were $360,000 and $152,000 for 2002 and 2001, respectively. These fees reflect an allocation based on actual costs incurred.

      On June 5, 2002, we entered into agreements in connection with the acquisition of the business of a funeral home in Missouri. Payments of $16,667 (of which equal amounts of $4,944 are payable to Messrs. Brent D. Cassity, our chief executive office, J. Tyler Cassity, our president, and
      J. Douglas Cassity, the father of Messrs. Brent and Tyler Cassity) are payable monthly until the balance is paid in full. Amounts payable under these agreements as of December 31, 2002 were $573,820 and are included in "Accrued liabilities" on our consolidated balance sheet.

      Amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Receivable from related party" on our consolidated balance sheets were $8,492,518 and $6,226,702 as of December 31, 2002 and 2001, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Payable to related party" on our consolidated balance sheets, were $4,552,570 and $3,129,154 as of December 31, 2002 and 2001, respectively. Notes payable to National Prearranged Services, Inc., which is included in "Notes payable" on our consolidated balance sheets, were $8,031,272 and $0 as of December 31, 2002 and 2001, respectively (see Note 8 above).

      The majority shareholder of the Company has the right to cause the Company to register the majority shareholder's shares of common stock under the Securities Act of 1933, for resale, at the expense of the Company.

14.   EMPLOYEE BENEFIT PLAN

      The Company offers all of its employees who meet certain eligibility requirements a savings plan (the "401K Plan") under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter into a written salary deferral agreement under which an employee makes contributions to the 401K Plan. The Company currently matches 50% of the employees' contribution up to 6% of their salary. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $170,211, $102,891 and
      $50,296, respectively, to the 401K Plan.

15.   CONCENTRATIONS OF RISK

      At December 31, 2002 and 2001, the Company had significant investments in fixed maturity and short-term securities that were either direct obligations of the U.S. Government or an agency authorized by the U.S. Government. The Company periodically has significant investments in demand deposits in banks and other financial institutions that exceed federally insured amounts. The Company had accounts receivable from NPS of $8,492,518 and $6,226,702 at December 31, 2002 and 2001, respectively.

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

                                               2002                  2001                  2000

        Net income (loss)                $   11,828,419         $  10,697,117         $  (4,127,402)
        Shareholders' equity                  6,163,696             6,940,408             3,818,727

      The ability of the life insurance subsidiaries to pay dividends or make other distributions is restricted by state insurance laws. Determining factors include, but are not limited to, net income after tax and shareholders' equity as reported on a statutory basis. Effective March 31, 2002, our subsidiary Memorial Service Life Insurance Company declared a dividend payable to Forever Enterprises, Inc. for the full available amount of $4.3 million. We received the dividend in two equal payments of $2.15 million on May 8, 2002 and May 17, 2002. As of December 31, 2002, no additional funds were available for transfer to the Company by our insurance subsidiaries by dividend, loan or advance, without prior regulatory approval.

17.   STOCK OPTIONS

      Effective April 6, 1998, the Company adopted the Forever Enterprises, Inc. (formerly known as Lincoln Heritage Corporation) 1998 Long-Term Incentive Plan (the "Plan"). The Plan allows for the issuance of (1) stock options,
      (2) stock appreciation rights, (3) restricted shares of common stock, and
      (4) performance awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Options may be exercised only if the optionholder remains continuously associated with the Company from the date of grant to the date of exercise, subject to certain conditions as specified in the Plan. An option granted under the Plan cannot be exercised later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee's ceasing his or her association with the Company become available once again for issuance. Options vest over four years in 25% increments commencing one year from date of grant.

      The Company recognizes compensation expense for stock options granted to employees following the guidance of APB No. 25 and recognizes compensation expense for stock options granted to non-employees in accordance with SFAS No. 123. The Company recognized compensation expense (contra-expense) of approximately $67,000, $(153,000) and $221,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to awards for employees, and $51,000, $144,000 and $145,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to awards to non-employees. The amount of contra-expense for the year ended December 31, 2001 is a result of forfeitures of options expensed in previous years.

      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair market value of the options granted to non-employees prior to the Company's initial public offering was estimated on the date of grant using the minimum value approach. The fair value of all other options granted to non-employees is estimated on the grant date using the Black-Scholes option pricing model. The weighted-average fair value of options granted during the year ended December 31, 2000 was $1.13 compared to $3.15 for options granted in 1998. There were no options granted in 2002 and 2001. The following assumptions were used for options granted in 2000 and 1998, respectively: expected life of 7.5 years and 7.5 years, risk-free interest rate of 6.4% and 6% and volatility rate of 121% and 0% and dividend yield of $0 for both years. The effect of applying SFAS No. 123 is not necessarily indicative of the effects on future years due to, among other things, the vesting period of the stock options.

      Had the Company measured compensation expenses for employees in accordance with SFAS No. 123, the Company's pro forma net income, and earnings per share for the years ended December 31 would have been as follows:

                                                  2002                2001                  2000

        Net income (loss)                    $  1,782,709          $  770,215          $ (8,657,260)
        Net income (loss) per share:
          Basic                                      0.26                0.11                 (1.25)
          Diluted                                    0.24                0.10                 (1.25)

        A summary of the Company's stock option activity is as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                        NUMBER                OPTION
                                                          OF                   PRICE
                                                        SHARES               PER SHARE

        Balance at January 1, 2000                        331,616            $   3.75
          Granted                                         884,000                2.01
          Forfeited                                       (98,688)               3.08
          Exercised                                          (665)               3.75
                                                      -----------

        Balance at January 1, 2001                      1,116,263                2.43
          Granted                                            -
          Forfeited                                      (128,463)               2.76
          Exercised                                        (1,010)               2.02
                                                      -----------

        Balance at January 1, 2002                        986,790                2.40
          Granted                                            -
          Forfeited                                       (54,675)               2.90
          Exercised                                          -
                                                      -----------

        Outstanding at December 31, 2002                  932,115            $   2.36
                                                      ===========

        Options exercisable at December 31,
          2002                                            645,181
                                                      ===========

          2001                                            493,378
                                                      ===========

          2000                                            306,952
                                                      ===========

        Available for future grant                        267,885
                                                      ===========

18.   SEGMENT REPORTING

      The Company operates under two segments, cemetery/funeral operations and life insurance operations. Cemetery/funeral operations purchase life insurance policies from the insurance operations to provide for pre-need contracts when they become at-need.

      The table below presents information about reported segments for the years ended December 31, 2002, 2001 and 2000:

                                      CEMETERY         INSURANCE            CORP.        INTERSEGMENT         TOTAL

        Revenues
             2002                   $   9,683,144    $  32,072,672      $  6,810,570     $ (1,107,078)    $  47,459,308
             2001                       7,492,261       26,773,694         1,409,111         (864,295)       34,810,771
             2000                       6,333,007       44,087,822           306,617         (767,086)       49,960,360
        Income (loss)
          before taxes*
             2002                      (1,409,653)       5,151,902           619,358            -             4,361,607
             2001                         328,307        2,409,416        (2,405,062)           -               332,661
             2000                      (1,698,796)      (4,130,159)       (3,613,342)           -            (9,442,297)
        Depreciation and
          amortization
          expense
             2002                         444,486          570,676           587,275            -             1,602,437
             2001                         408,458          582,689             -                -               991,147
             2000                         356,121          656,598             -                -             1,012,719
        Total assets
             2002                      21,381,611      218,980,008        27,966,090       (5,337,987)      262,989,722
             2001                      14,917,739      208,612,767        18,623,598       (4,800,209)      237,353,895

      *NOTE: Some corporate revenues are classified as other income on the consolidated statements of operations. Therefore, segment revenues are reconciled to reported revenue as follows:

                                                                            2002             2001              2000

        Segment revenue                                                 $ 47,459,308     $ 34,810,771     $  49,960,360
        Reclass                                                                -                -              (205,807)
                                                                        ------------     ------------     -------------

        Revenue as reported                                             $ 47,459,308     $ 34,810,771     $  49,754,553
                                                                        ============     ============     =============


      As disclosed in Note 13, substantially all of the Company's life insurance policies are issued to fund prearranged funeral contracts that are sold by related parties.

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The table below presents selected quarterly information for the year ended December 31, 2002 and 2001.

                                        FIRST            SECOND             THIRD           FOURTH
                                       QUARTER           QUARTER           QUARTER          QUARTER            YEAR

        Revenues:
             2002                   $   9,350,145     $ 13,263,477      $ 12,319,697     $ 12,525,989      $ 47,459,308
             2001                       8,604,735        7,838,563         8,270,615       10,096,858        34,810,771

        Income (loss) before
          extraordinary item:
             2002                         406,137        1,846,591         1,319,642       (1,736,700)        1,835,670
             2001                         281,845         (122,519)         (665,111)         944,326           438,541

        Net income (loss):
             2002                         406,137        1,846,591         1,319,642       (1,736,700)        1,835,670
             2001                         281,845          136,140          (665,111)         944,326           697,200

        Basic earnings (loss)
          per share before
          extraordinary item:
             2002                            0.06             0.27              0.19            (0.25)             0.26
             2001                            0.04            (0.02)            (0.10)            0.14              0.06

        Diluted earnings (loss)
          per share before
          extraordinary item:
             2002                            0.06             0.25              0.18            (0.24)             0.25
             2001                            0.04            (0.02)            (0.09)            0.13              0.06

        Basic earnings (loss)
          per share:
             2002                            0.06             0.27              0.19            (0.25)             0.26
             2001                            0.04            (0.02)            (0.10)            0.14              0.10

        Diluted earnings (loss)
          per share:
             2002                            0.06             0.25              0.18            (0.24)             0.25
             2001                            0.04             0.02             (0.09)            0.13              0.09



                                                                                                         SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------------------------

                                                                                    2002                   2001
ASSETS

Cash and cash equivalents                                                       $    661,541           $      3,050
Marketable securities                                                              8,236,591             10,726,143
Accounts receivable from related party                                             5,891,481              3,199,066
Investment in subsidiaries                                                         4,607,798              8,533,736
Deferred tax assets, net                                                            (207,970)                36,963
Other assets                                                                          31,902                 31,902
                                                                                ------------           ------------

TOTAL                                                                           $ 19,221,343           $ 22,530,860
                                                                                ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses                                                                $     37,588           $    361,813
Accounts payable to related party                                                  3,064,779              4,775,027
Notes payable                                                                     11,500,000             13,600,000
                                                                                ------------           ------------

        Total liabilities                                                         14,602,367             18,736,840

SHAREHOLDERS' EQUITY:
    Preferred stock ($.01 par value; 1,000,000 shares authorized,
      none issued)                                                                     -                      -
    Common stock ($.01 par value; 30,000,000 shares authorized;
      6,934,934 shares issued and outstanding, respectively)                          69,349                 69,349
    Additional paid-in capital                                                     8,587,931             10,337,502
    Retained earnings                                                             (3,307,932)            (5,143,602)
    Accumulated other comprehensive loss                                            (730,372)            (1,469,229)
                                                                                ------------           ------------

        Total shareholders' equity                                                 4,618,976              3,794,020
                                                                                ------------           ------------

TOTAL                                                                           $ 19,221,343           $ 22,530,860
                                                                                ============           ============

                                                                                                            SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                     2002            2001              2000

REVENUES - Net investment income                                $  5,709,374     $    248,793      $     27,194

EXPENSES - General expenses                                          988,331          822,984         1,813,265
                                                                ------------     ------------      ------------

       Income (loss) before income taxes and equity in
          undistributed net income (loss) of subsidiaries          4,721,043         (574,191)       (1,786,071)
                                                                ------------     ------------      ------------

INCOME TAXES:
   Current                                                          (240,298)       2,961,048             -
   Deferred                                                          391,805       (1,628,431)          599,158
                                                                ------------     ------------      ------------

       Total income tax expense                                      151,507        1,332,617           599,158

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
   NET INCOME (LOSS) OF SUBSIDIARIES                               4,569,536       (1,906,808)       (2,385,229)

EQUITY IN UNDISTRIBUTED NET
   INCOME (LOSS) OF SUBSIDIARIES                                  (2,733,866)       2,604,008        (6,154,056)
                                                                ------------     ------------      ------------

NET INCOME (LOSS)                                                  1,835,670          697,200        (8,539,285)

CHANGE IN ACCUMULATED OTHER
   COMPREHENSIVE INCOME OF SUBSIDIARIES                              738,857        2,289,939         4,747,234
                                                                ------------     ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                     $  2,574,527     $  2,987,139      $ (3,792,051)
                                                                ============     ============      ============

                                                                                                            SCHEDULE II
FOREVER ENTERPRISES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                     2002             2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $  1,835,670     $     697,200      $ (8,539,285)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Realized investment gains                                    (110,622)            -                 -
       Accretion of discount on investments                           (3,766)             (268)            -
       Deferred income taxes                                         (95,540)            4,501           599,158
       Stock options issued                                           37,789           237,722           241,700
   Decrease in accounts receivable                                     -                 3,175            31,825
   (Increase) decrease in other assets                                 -                 -               158,417
   (Increase) decrease in accounts receivable
     and payable to related party                                 (4,402,663)       (3,196,585)        1,261,497
   Increase (decrease) in accrued liabilities                       (324,225)          361,658               155
   Equity in undistributed net (income) loss of subsidiaries       4,888,721        (1,521,998)        6,154,056
                                                                ------------     -------------      ------------

     Net cash from operating activities                            1,825,364        (3,414,595)          (92,477)
                                                                ------------     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Proceeds from sales and maturities of available
     for sale investments                                          7,608,460            84,987             -
   Cost of investments purchased                                  (4,847,823)      (10,774,056)            -
   Liquidation of minority interest                               (1,827,510)            -                 -
                                                                ------------     -------------      ------------

     Net cash from investing activities                              933,127       (10,689,069)            -
                                                                ------------     -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        -            13,600,000             -
   Repayment of long-term debt                                    (2,100,000)            -                 -
   Issuance of shares for stock options                                -                 2,037           110,493
                                                                ------------     -------------      ------------

     Net cash from financing activities                           (2,100,000)       13,602,037           110,493
                                                                ------------     -------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  658,491          (501,627)           18,016

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   3,050           504,677           486,661
                                                                ------------     -------------      ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                  $    661,541     $       3,050      $    504,677
                                                                ============     =============      ============

FOREVER ENTERPRISES, INC. (PARENT COMPANY)

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Forever Enterprises, Inc. and subsidiaries.

FOREVER ENTERPRISES, INC.                                                                                              SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             BENEFITS,
                        DEFERRED    FUTURE POLICY                                             CLAIMS,   AMORTIZATION
                         POLICY     BENEFITS AND                                 NET        LOSSES AND   OF DEFERRED     OTHER
                       ACQUISITION  POLICYHOLDER   UNEARNED       PREMIUM     INVESTMENT    SETTLEMENT     POLICY       OPERATING
SEGMENT                   COSTS       DEPOSITS     PREMIUMS       REVENUE       INCOME       EXPENSES    ACQUISITION    EXPENSES

Life insurance:

Year ended
  December 31, 2002     $1,678,079   $204,919,885  $1,247,465   $ 8,293,688   $4,546,872   $ 7,876,103   $  382,885   $18,527,978

Year ended
  December 31, 2001      1,199,802    195,980,988   1,283,359     7,386,753    3,958,683     6,398,210      671,444    18,022,325

Year ended
  December 31, 2000      1,363,737    191,973,250   1,860,338    36,603,227    9,127,868    30,439,516    3,004,476    16,948,792

FOREVER ENTERPRISES, INC.                                                                                               SCHEDULE IV

REINSURANCE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          PERCENTAGE
                                                          CEDED TO          ASSUMED                       OF AMOUNT
                                           GROSS            OTHER         FROM OTHER           NET         ASSUMED
                                          AMOUNT          COMPANIES       COMPANIES           AMOUNT        TO NET

2002
Life insurance in-force               $  327,966,870  $  (421,964,086)  $  143,202,468    $  49,205,252      291 %
Premiums                                  49,738,288      (64,387,858)      22,943,258        8,293,688      277 %

2001
Life insurance in-force               $  297,467,559  $  (388,026,301)  $  160,485,072    $  69,926,330      230 %
Premiums                                  49,363,165      (61,794,500)      19,818,088        7,386,753      268 %

2000
Life insurance in-force               $  291,472,398  $  (392,346,499)  $  174,603,434    $  73,729,333      237 %
Premiums                                  48,397,420      (29,039,092)      17,244,899       36,603,227       47 %

                                  EXHIBIT INDEX

Exhibit
Number                                Description
------                                -----------
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

Exhibit
Number                                Description
------                                -----------

10.10 Amendment No. 2 to Reinsurance Agreement, dated August 1, 2001, between Memorial Service Life Insurance Company, Lincoln Memorial Life Insurance Company and North American Life Insurance Company of Texas, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.11 Reinsurance Agreement, dated August 1, 2001, between Lincoln Memorial Life Insurance Company and Hannover Life Reassurance Company of America, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.12 Management Agreement, dated January 1, 2002, between National Prearranged Services, Inc. and BDC Properties, Inc., filed as Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.13 Cemetery Accounts Receivable Purchase Agreement, dated November 29, 2001, by and between Hollywood Forever, Inc. and Allegiant Bank, Trustee Under Trust for National Prearranged Services, Inc. Pre-Need Plans, dated July 24, 1998 - Trust IV, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.

10.14     Agreement, dated June 5, 2002, between Forever Network, Inc. and Brent
          D. Cassity, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.

10.15 Agreement, dated June 5, 2002, between Forever Network, Inc. and J. Tyler Cassity, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.

21.1      Subsidiaries of the Company, is filed herewith.

23.1      Consent of Brown Smith Wallace, L.L.C., is filed herewith.

23.2      Consent of Deloitte & Touche, L.L.P., is filed herewith.

99.1 Chief Executive Officer Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

99.2 Chief Financial Officer Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

*Management contract or compensatory plan or arrangement.