Form 10-Q
period 2003-03-31
FOREVER ENTERPRISES INC
filed 2003-05-15
CIK 1059265

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 2003
                               -----------------------------------------------



Commission file number                       001-14067
                       -------------------------------------------------------


                          FOREVER ENTERPRISES, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               TEXAS                               36-3427454
---------------------------------   -----------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
       of incorporation or
          organization)

                               10 S. BRENTWOOD
                           CLAYTON, MISSOURI 63105
-----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 726-3371
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 /X/ Yes / / No


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                    / / Yes /X/ No


                                                     Number of shares
               Title of class                 outstanding as of May 15, 2003
----------------------------------------    ----------------------------------
     Common stock, $0.01 par value                      6,934,934

                          FOREVER ENTERPRISES, INC.
                                  FORM 10-Q

                                                     INDEX
                                                                                                     Page
                                                                                                     ----
PART I.           FINANCIAL INFORMATION.................................................................3

     Item 1.      Financial Statements..................................................................3

                  Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2003 and
                  December 31, 2002.....................................................................3

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months
                  Ended March 31, 2003 and 2002.........................................................5

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
                  Ended March 31, 2003 and 2002.........................................................6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)......................7

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...........................................................................12

                  Cautionary Statement Regarding Forward-Looking Statements............................12

                  Overview.............................................................................12

                  Results of Operations................................................................15

                  Liquidity and Capital Resources......................................................17

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk............................21

     Item 4.      Controls and Procedures..............................................................21


PART II.          OTHER INFORMATION....................................................................22

     Item 1.      Legal Proceedings....................................................................22

     Item 6.      Exhibits and Reports on Form 8-K.....................................................22

SIGNATURES.............................................................................................23

EXHIBIT INDEX..........................................................................................28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     ASSETS

                                                                            MARCH 31,              DECEMBER 31,
                                                                              2003                     2002
                                                                         --------------           --------------
Cash and cash equivalents                                                $  23,614,305            $  22,793,038
Fixed maturity securities                                                   70,989,269               73,982,062
Equity securities                                                            1,651,918                1,119,705
Policyholder loans                                                           1,559,275                1,560,215
                                                                         -------------            -------------
         Total cash and investments                                         97,814,767               99,455,020
                                                                         -------------            -------------


Trade accounts receivable, net                                               8,016,998                7,707,948
Inventories                                                                    192,818                  190,432
Cemetery property, net                                                       3,922,749                3,964,644
Fixed assets, net                                                            8,705,750                8,517,264
Due from reinsurer                                                         109,974,654              105,830,127
Deferred policy acquisition costs, net                                       1,628,538                1,678,079
Due premium                                                                  6,482,333                8,088,002
Intangible assets                                                           10,766,768               10,929,872
Deferred cost of reinsurance                                                 1,751,385                1,776,051
Deferred tax assets, net                                                     1,798,817                1,532,322
Receivable from related party                                                9,221,565                8,033,095
Other assets                                                                 5,502,579                5,286,866
                                                                         -------------            -------------
         Total assets                                                    $ 265,779,721            $ 262,989,722
                                                                         =============            =============


(continued on next page)





FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            MARCH 31,              DECEMBER 31,
                                                                              2003                     2002
                                                                         --------------           --------------

LIABILITIES:

Lines of credit                                                          $   1,990,522            $   2,248,959
Accounts payable and accrued liabilities                                    14,693,241               13,622,553
Policy liabilities:
     Future policy benefits                                                160,540,841              158,277,834
     Policyholder deposits                                                  46,553,211               46,642,051
Deferred preneed revenues                                                    8,122,495                7,328,554
Payable to affiliates                                                        5,403,358                4,117,081
Notes payable                                                               25,596,286               26,133,714
                                                                         -------------            -------------
         Total liabilities                                                 262,899,954              258,370,746
                                                                         -------------            -------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
   none issued)                                                                     --                       --
Common stock ($.01 par value; 30,000,000 shares authorized;
   6,934,934 issued and outstanding)                                            69,349                   69,349
Additional paid-in capital                                                   8,611,026                8,587,931
Accumulated deficit                                                         (4,862,234)              (3,307,932)
Accumulated other comprehensive loss                                          (938,374)                (730,372)
                                                                         -------------            -------------
     Total shareholders' equity                                              2,879,767                4,618,976
                                                                         -------------            -------------

     Total liabilities and shareholders' equity                          $ 265,779,721            $ 262,989,722
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

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                  ----------------------------------------
                                                                       2003                      2002
                                                                  --------------             -------------

Premium income                                                    $    1,818,766             $   1,644,305
Net investment income and realized gains (loss)                         (159,228)                1,119,580
Cemetery revenue                                                       2,707,359                 2,082,868
Commission and expense allowance                                       3,979,490                 3,435,373
Management fee income                                                  1,189,270                 1,068,019
Other revenue                                                            223,831                   243,508
                                                                  --------------             -------------
     Total revenues                                                    9,759,488                 9,593,653
                                                                  --------------             -------------
Benefits incurred                                                      2,292,701                 2,624,252
Insurance commissions                                                  3,297,123                 3,155,118
Cost of cemetery revenues                                                807,103                   539,198
Selling, general and administrative expenses                           3,306,720                 2,412,049
Other expense (income)                                                   811,910                   (27,687)
Interest expense                                                         419,474                   351,486
                                                                  --------------             -------------
Income (loss) before income taxes                                     (1,175,543)                  539,237
Income tax expense                                                       378,759                   133,100
                                                                  --------------             -------------
     Net income (loss)                                            $   (1,554,302)            $     406,137
                                                                  ==============             =============


Net income (loss) per share:
     Basic                                                        $        (0.22)            $        0.06
     Diluted                                                               (0.22)                     0.06

Weighted average shares outstanding:
     Basic                                                             6,934,934                 6,934,934
     Diluted                                                           6,934,934                 7,201,032

                                    The accompanying notes are an integral
                                       part of the unaudited condensed
                                      consolidated financial statements.


FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           -------------------------------------
                                                                               2003                     2002
                                                                           ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
             Net cash used in operating activities                         $   (448,055)            $   (885,092)
                                                                           ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    20,031,185               10,951,496
     Cost of investments purchased                                          (17,534,918)             (10,351,879)
     Purchase of fixed assets                                                  (441,536)                (529,975)
     Purchase of intangible assets                                               (5,500)                      --
     Purchase of marketing/purchasing agreements                                     --              (10,400,000)
     Other, net                                                                  15,956                  161,822
                                                                           ------------             ------------
             Net cash provided by (used in) investing activities              2,065,187              (10,168,536)
                                                                           ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                               183,357               10,250,000
     Repayment of long-term debt                                               (720,785)                (194,421)
     Credit line proceeds                                                        37,878                  535,561
     Repayment of credit line                                                  (296,315)                (653,036)
                                                                           ------------             ------------
             Net cash provided by (used in) financing activities               (795,865)               9,938,104
                                                                           ------------             ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                           821,267               (1,115,524)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                     22,793,038                7,568,099
                                                                           ------------             ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                         $ 23,614,305             $  6,452,575
                                                                           ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION
     INCOME TAXES PAID                                                     $    550,000             $    133,100
                                                                           ============             ============

     INTEREST PAID                                                         $    298,141             $    161,833
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

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

NOTE 2 -- NOTES PAYABLE

         As of March 31, 2003 and December 31, 2002, we had a note payable to Allegiant Bank in the amount of $1,952,170 and $1,974,257, respectively, which matures on January 5, 2006. Payments of $19,117 of principal and interest at the "corporate market" interest rate (5.0% per annum at March 31, 2003) are due monthly until the principal balance is paid in full. The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $250,000 at March 31, 2003 and December 31, 2002. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2004. Interest is due monthly on the unpaid balance equal to the sum of 2.4% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (3.58% per annum at March 31, 2003) as published in The Wall Street Journal. The balance outstanding was $1,740,522 and $1,998,959 as of March 31, 2003 and December 31, 2002, respectively.

         We have a note payable to Employers Reassurance Corporation in the amount of $11,500,000 as of March 31, 2003 and December 31, 2002. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (4.28% per annum at March 31, 2003).

         We have a note payable to National Prearranged Services, Inc. in conjunction with the Management Agreement entered into on January 1, 2002 in the amount of $10,000,000 (see Note 6). The balance of this note was $7,459,783 and $8,031,272 as of March 31, 2003 and December 31, 2002,
respectively. Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. This notes bears interest at the rate of 8.5% per annum.

         We have a note payable to Lincoln Memorial Services, Inc. in the amount of $4,414,986 and $4,542,195 as of March 31, 2003 and December 31, 2002, respectively. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate equal to 7.5% per annum.

         We have a term loan credit agreement with Southwest Bank of St. Louis in the principal amount of $2,000,000, of which $119,347 and $85,990 was outstanding as of March 31, 2003 and December 31, 2002, respectively. This agreement bears interest at a floating rate equal to the prime rate of Southwest Bank plus 1.5% (5.75% per annum as of March 31, 2003). Payments of interest are due monthly through May 1, 2004. Beginning June 1, 2004, principal payments are due on the first day of each month based on a ten-year amortization. This note is payable in full on December 6, 2007.

         In conjunction with our purchase of Forever All Faiths in November 2002, we entered into a note payable effective January 1, 2003 with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/89 - Trust IV ("Trust IV"), in the principal amount of $150,000. Payments of $3,006 of principal and interest are due monthly beginning February 1, 2003 until the principal balance is paid in full. This note bears interest at the rate of 7.5% per annum.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of March 31, 2003 were as follows:

                                                 COST OR           GROSS            GROSS             ESTIMATED
                                                AMORTIZED        UNREALIZED       UNREALIZED            FAIR
                                                  COST             GAINS            LOSSES              VALUE
                                              ------------      -----------      ------------       ------------
Fixed maturity securities:
    Corporate bonds                           $ 26,989,696      $   572,275      $ (3,761,886)      $ 23,800,085
    Mortgage backed securities                  37,570,239        1,292,198           (41,544)        38,820,893
    U.S. government                              8,205,551          183,217           (20,477)         8,368,291
                                              ------------      -----------      ------------       ------------
      Total fixed maturity securities           72,765,486        2,047,690        (3,823,907)        70,989,269

Equity securities:
    Preferred stock                              1,223,074          109,830          (138,566)         1,194,338
    Common stock                                 2,172,251               --        (1,714,671)           457,580
                                              ------------      -----------      ------------       ------------
      Total equity securities                    3,395,325          109,830        (1,853,237)         1,651,918
                                              ------------      -----------      ------------       ------------

    Total                                     $ 76,160,811      $ 2,157,520      $ (5,677,144)      $ 72,641,187
                                              ============      ===========      ============       ============

         We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the type of risk hedged is related to the variability of future earnings and cash flows caused by movements in interest rates. In hedging our interest rate risk in our investment portfolio, we, from time to time, hold the following types of derivatives:

Type of Derivative                     Type of Transaction Being Hedged
------------------                     --------------------------------

Futures contracts                      Fair value of fixed-rate debt

         Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At March 31, 2003, hedging relationships exist for fixed-maturity investments.

         We hold forward foreign currency contracts to hedge interest rate changes. For the three months ended March 31, 2003, foreign currency losses of $839,160 are included in "Net investment income and realized gains
(loss)" on our consolidated statements of operations.

NOTE 4 -- SEGMENT INFORMATION

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2003
                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----

Revenues                              $ 2,930,936    $  5,713,638    $ 1,417,840    $  (302,926)   $  9,759,488

Loss before income taxes                 (629,165)       (467,577)       (78,801)            --      (1,175,543)

Total assets at quarter-end            17,943,036     221,046,996     32,504,559     (5,714,870)    265,779,721


THREE MONTHS ENDED MARCH 31, 2002

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----

Revenues                              $ 2,326,376    $  6,279,433    $ 1,247,557    $  (259,713)   $  9,593,653

Income (loss) before income taxes         360,618         199,824        (21,205)            --         539,237

Total assets at quarter-end            16,104,748     208,350,106     29,677,506     (4,864,283)    249,268,077

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

         Effective January 1, 2003, we entered into a lease agreement for office space and funeral home operations in Austin, Texas. This lease is accounted for as an operating lease. Future minimum lease payments under the terms of this operating lease at March 31, 2003 were $67,500. This lease agreement expires on December 31, 2003.

         We are party to a guaranty agreement with Commerce Bank N.A. to secure a $2,000,000 promissory note with and between Mount Washington Forever, L.L.C. and Commerce Bank N.A. to finance the construction of a new mausoleum at the Mt. Washington Forever Cemetery. The balance of the promissory note was $774,289 and $768,081 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         On January 1, 2002, we entered into a Management Agreement with National Prearranged Services, Inc. ("NPS"), whereby, we agreed to provide all necessary personnel to supervise NPS' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of NPS as payment for the services provided. As consideration to NPS for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. Due to the nature of the agreement and the relationship of the parties involved, this agreement has an estimated useful life of 20 years, although the agreement will be re-evaluated by the parties every five years (December 31, 2005 will be the first evaluation date). The balance of this note was $7,459,783 and $8,031,272 as of March 31, 2003 and December 31, 2002, respectively. Management fees, which have been recorded as "Other income" on our consolidated statements of operations, were $866,000 and $763,000 for the three month periods ended March 31, 2003 and 2002, respectively.

         We entered into agreements in 2002 in connection with our acquisition of a funeral home in Missouri. Payments of $16,667 (of which equal amounts of $4,944 are payable to Messrs. Brent D. Cassity, our chief executive office, J. Tyler Cassity, our president, and J. Douglas Cassity, the father of Messrs. Brent and Tyler Cassity) are payable monthly until the balance is paid in full. Amounts payable under these agreements were $542,088 and $573,820 as of March 31, 2003 and December 31, 2002,
respectively, and are included in "Accounts payable and accrued liabilities" on our consolidated balance sheet.

         We have a note payable to Lincoln Memorial Services, Inc. in the amount of $4,414,986 and $4,542,195 as of March 31, 2003 and December 31, 2002, respectively. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate equal to 7.5% per annum.

         We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Management fee income" on our consolidated statements of operations, were $268,000 and $245,000 for the quarters ended March 31, 2003 and 2002, respectively. Management fees incurred with related parties, which are included in "Other expenses" on our consolidated statements of operations, were $122,000 and $90,000 for the quarters ended March 31, 2003 and 2002, respectively. These fees reflect an allocation based on actual costs incurred.

         Amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Receivable from related party" on our consolidated balance sheets, were $9,961,040 and $8,492,518 as of March 31, 2003 and December 31, 2002, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Payable to related party" on our consolidated balance sheets, were $5,696,033 and $4,552,570 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 7 -- NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We adopted SFAS No. 143 on January 1, 2003. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS No. 146 on January 1, 2003. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. We adopted SFAS No. 148 on January 1, 2003, which resulted in no effect on our financial position, results of operations or cash flows.

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

                                                                              QUARTER ENDED
                                                                              -------------
                                                                MARCH 31, 2003              MARCH 31, 2002
                                                                --------------              --------------

Weighted average shares outstanding (basic EPS)                    6,934,934                   6,934,934

Dilutive potential common shares                                          --                     266,098

Weighted average shares outstanding and
  dilutive potential common shares (diluted EPS)                   6,934,934                   7,201,032

Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of a company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the three months ended March 31, 2003, potential common shares of 492,185 were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share.

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

         All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. The following factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to: general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; our ability to achieve anticipated levels of operational efficiencies for acquired companies or properties, as well as through other cost-saving initiatives; mortality, morbidity, and other factors which may affect the profitability of our insurance products; the financial well-being of end consumers of our products; changes in the federal income tax laws and regulations which may affect the cost of or demand for our products; increasing competition in the sale of our products; technological change; regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) sales and underwriting of insurance products to fund obligations under pre-need contracts, regulation of the sale, underwriting and pricing of insurance products and regulation of the sale and pricing of funeral home operations and products; litigation, including its inherent uncertainty; environmental matters; the availability and terms of future acquisitions, if any; changes in accounting principles or new accounting standards; and other unforeseen circumstances. A number of these factors are discussed in this and our other filings with the Securities and Exchange Commission.

         Additionally, we may not be successful in identifying, acquiring and integrating other companies or their businesses, implementing improved management and accounting information systems and controls and may be dependent upon additional capital and equipment purchases for future growth. There may be other risks and uncertainties that management is not able to predict.

         When used in this report, the words "projects," "anticipates," "believes," "estimates," "expects," "intends," and similar expressions, as they relate to us are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

OVERVIEW

         We, through our subsidiaries, own and operate combination funeral home and cemetery properties, market and produce multimedia LifeStories(TM), operate an Internet marketing site, and operate life insurance companies that principally issue insurance contracts to fund pre-need funeral contracts. Our life insurance operations are conducted through our wholly-owned life insurance subsidiaries.

         Forever Network, Inc., directly and through its subsidiaries, owns and operates funeral homes and cemetery properties, markets Forever LifeStories(TM) to individuals and groups, and archives the digital interactive LifeStories(TM), which can be viewed at company cemetery/funeral homes or privately in the home and on the Internet at www.forevernetwork.com. In addition, the Internet site provides valuable information to consumers on memorial products and services and markets related merchandise and services to the growing population of visitors to the site.

         Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services, Inc. is an affiliated company that collects all payments for prearranged funeral contracts and remits such amounts to us either directly or through assumed reinsurance.

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $82.6 million of the reinsurance receivable as of March 31, 2003 was related to the agreement with Employers Reassurance Corporation.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. As of March 31, 2003, segregated funds of approximately $64.8 million were in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of March 31, 2003 was approximately $1.8 million. Approximately $27.4 million of the reinsurance receivable as of March 31, 2003 was related to the agreements with NAL and Hannover.

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

         We will seek to increase the number of quality cemetery/funeral home combination properties we own and operate and to expand our permanent archive of digital LifeStories(TM). Our plan is to acquire properties in or near major metropolitan areas to allow us to advertise and market the Forever products and services to large populations. We seek properties with enough inventory and/or land to accommodate future sales and/or construction of Forever mausoleums/chapels to create inventory and service space. The targeted properties could possibly be distressed in some way. We believe properties that lack an aggressive marketing approach are ideal. Established properties with a large heritage of families will also allow us to market our LifeStory(TM) and other services to existing client family members, expanding our market potential. We also may pursue properties in the form of undeveloped land in a current or developing population center that can support a funeral home/mausoleum structure, and that provide a suitable supply of saleable cemetery land.

         We plan to increase the scope and awareness of our Forever LifeStory(TM) business through the active marketing of this service to individuals and groups through our company-owned properties and through various other organizations and groups.

         We believe that acquiring and developing cemetery/funeral home properties in major metropolitan areas will facilitate our LifeStory(TM) and Internet business strategy. Our website stores and displays thousands of individual family archives, or LifeStories(TM), each containing film and video clips, photos, written and spoken words, all collected and preserved permanently. The website also educates consumers about memorial products, services and providers, and markets Forever products and services. We believe that the current environment provides excellent opportunities to acquire cemetery properties at attractive prices due to the financial distress of several large cemetery/funeral home conglomerates. We also believe more properties are available for acquisition, the prices for properties are declining and the competition for acquiring these properties is very small. Management believes that execution of this strategy will allow us to develop further the Forever Brand as a leader in providing unique and valuable memorialization products and services, helping us to achieve the company mission by changing the way we document and remember lives.

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

         Our financial highlights were as follows:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                   ---------------------------------------
                                                                       2003                       2002
                                                                  --------------             -------------
STATEMENTS OF OPERATIONS DATA:

Premium income                                                     $   1,818,766              $  1,644,305
Net investment income and realized gains (loss)                         (159,228)                1,119,580
Cemetery revenue                                                       2,707,359                 2,082,868
Commission and expense allowance                                       3,979,490                 3,435,373
Management fee income                                                  1,189,270                 1,068,019
Other revenue                                                            223,831                   243,508
                                                                   -------------              ------------
     Total revenues                                                    9,759,488                 9,593,653
                                                                   -------------              ------------
Benefits incurred                                                      2,292,701                 2,624,252
Insurance commissions                                                  3,297,123                 3,155,118
Cost of cemetery revenues                                                807,103                   539,198
Selling, general and administrative expenses                           3,306,720                 2,412,049
Other expense (income)                                                   811,910                   (27,687)
Interest expense                                                         419,474                   351,486
                                                                   -------------              ------------
     Income (loss) before income taxes                                (1,175,543)                  539,237
Income tax expense                                                       378,759                   133,100
                                                                   -------------              ------------
     Net income (loss)                                             $  (1,554,302)             $    406,137
                                                                   =============              ============

Income (loss) per share
     Basic                                                         $       (0.22)             $       0.06
     Diluted                                                               (0.22)                     0.06


                                                                   MARCH 31, 2003           DECEMBER 31, 2002
                                                                   --------------           -----------------
BALANCE SHEETS DATA:

Trade accounts receivable, net                                     $   8,016,998              $  7,707,948
Cemetery property, net                                                 3,922,749                 3,964,644
Total assets                                                         265,779,721               262,989,722
Total policy liabilities                                             207,094,052               204,919,885
Deferred preneed revenues                                              8,122,495                 7,328,554
Shareholders' equity                                                   2,879,767                 4,618,976

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

THREE MONTHS ENDED MARCH 31, 2003

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT      TOTAL
                                       --------        ---------       ---------    ------------      -----
Revenues                              $ 2,930,936    $  5,713,638    $ 1,417,840    $  (302,926)   $  9,759,488

Loss before income taxes                 (629,165)       (467,577)       (78,801)            --      (1,175,543)

Total assets at quarter-end            17,943,036     221,046,996     32,504,559     (5,714,870)    265,779,721



THREE MONTHS ENDED MARCH 31, 2002

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT      TOTAL
                                       --------        ---------       ---------    ------------      -----
Revenues                              $ 2,326,376    $  6,279,433    $ 1,247,557    $  (259,713)   $  9,593,653

Income (loss) before income taxes         360,618         199,824        (21,205)            --         539,237

Total assets at quarter-end            16,104,748     208,350,106     29,677,506     (4,864,283)    249,268,077

         Cemetery Operations. Cemetery revenues increased approximately $605,000, or 26.0%, in the first quarter of 2003 compared to the quarter ended March 31, 2002. Sales for the first quarter of 2003 increased compared to the first quarter of 2002 due primarily to the inclusion of three new cemetery and funeral home properties, which were acquired in the second and fourth quarters of 2002, along with more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $268,000, or 49.6%, from $539,000 in the quarter ended March 31, 2002 to $807,000 in the quarter ended March 31, 2003 due primarily to the inclusion of three new properties as noted above. Cost of sales as a percentage of revenues increased to 27.5% for the three months ended March 31, 2003 compared to 23.2% for the three months ended March 31, 2002 due to a less favorable product and service mix sold.

         Selling, general and administrative expenses increased $1.1 million, or 78.0%, from $1.3 million in the quarter ended March 31, 2002 to $2.4 million in the quarter ended March 31, 2003, due to the addition of three new properties and a more aggressive marketing approach. As a percentage of revenues, selling, general and administrative costs increased to 82.5% in the quarter ended March 31, 2003 from 58.4% in the quarter ended March 31, 2002 due to the high costs associated with the start-up of three new facilities.

         Income (loss) before income taxes decreased from income of $361,000 in the quarter ended March 31, 2002 to a loss of $629,000 in the quarter ended March 31, 2003. Operating income as a percentage of revenues declined due to the higher costs noted above.

         Total assets increased from $16.1 million in the first quarter of 2002 to $17.9 million in the first quarter of 2003.

         Minority Interest Cemetery Operations. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever, L.L.C., and is responsible for all aspects of the cemetery's marketing and operations. We account for our investment in Mount Washington Forever, L.L.C. on the equity method. Our equity in the earnings (losses) of Mount Washington for the three months ended March 31, 2003 was not recognized in consolidated earnings because our net equity investment in Mount Washington remains in a deficit position.

         In conjunction with the construction of a new mausoleum at Mount Washington, we entered into a guaranty agreement with Commerce Bank, N.A. The guaranty agreement is discussed further in Note 5 of this report.

         Insurance Operations. Insurance revenues declined approximately $566,000, or 9.0%, in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The decline was primarily attributable to realized losses on investments, as discussed below.

         Our premium income increased approximately $300,000, or 16.9%, in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The increase was due to an increase in the number of policies written.

         Expense allowance on reinsurance ceded increased to $4.0 million for the quarter ended March 31, 2003 from $3.4 million for the quarter ended March 31, 2002, due to the increase in policies written.

         Our net investment income and realized gains decreased approximately $1.4 million in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The decrease in investment income was due primarily to realized losses on futures trading.

         Our benefit expenses decreased approximately $287,000, or 10.7%, in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This decrease was due to a lower than expected mortality experience on retained business.

         Operating income (loss) decreased $667,000 from income of $200,000 for the first quarter of 2002 to a loss of $468,000 for the first quarter of 2003 due to the investment losses discussed above.

         Total assets increased $12.7 million from $208.3 million at March 31, 2002 to $221.0 million at March 31, 2003 due primarily to an increase in the amount due from reinsurers.

         Corporate. Revenues increased approximately $170,000, or 13.6%, in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due to a slight increase in management fee revenues.

         Selling, general and administrative expenses decreased $190,000, or 19.6%, from $973,000 in the quarter ended March 31, 2002 to $783,000 in the quarter ended March 31, 2003 due to more efficient utilization of resources.

         Operating losses increased $58,000 in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

         Consolidated. Operating income (loss) for the quarter ended March 31, 2003 decreased $1.7 million, compared to the first quarter of 2002. Net income (loss) per basic share decreased to a loss of $0.22 per share for the first quarter of 2003 compared to income of $0.06 per share for the first quarter of 2002. The decrease in operating income for the first quarter of 2003 compared to the first quarter of 2002 was primarily due to increased expenses from our cemetery operations along with decreased earnings from our insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure any significant capital required for acquisition of additional cemetery properties and development of our LifeStory(TM) business and the Internet through debt and/or equity financing. Otherwise, we believe cash generated from our operations and from our management agreement with National Prearranged Services (see Note 6) will provide working capital for our operations. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12 to 18 months. Because we are able to significantly increase the volume of pre-need revenues at new properties, and much of those revenues are financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. Our cemetery property in St. Louis, Missouri, which has been actively marketed since 1997, generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Similar positive trends are being experienced at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings for the remainder of 2003. Financing alternatives related to the build-up of our trade receivables may provide opportunities for "bridge" cash financing until we reach positive sustaining cash flow at certain properties. We believe that any operating cash requirements for our current cemetery properties will be funded through working capital on hand or lines of credit.

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

         We have invested significant capital to develop and enhance our LifeStory(TM) business and Internet site capabilities at our website www.forevernetwork.com. The LifeStory(TM) program is an important part of our cemetery/funeral home business as well as a central feature to our brand strategy, and is currently contributing to profitability at the cemetery locations and through individual programs. The Forever Network website is currently averaging more than 80,000 hits (visits) per day.

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States of America. As of March 31, 2003, approximately $4.0 million was available for transfer to us by our subsidiaries by dividend, loan or advance. Effective April 13, 2003, our subsidiary Memorial Service Life Insurance Company declared a dividend payable to Forever Enterprises, Inc. for the full amount of $4.0 million. We anticipate receiving such dividend prior to June 30, 2003.

         Our cash requirements for the remainder of 2003 and in the future will depend upon mortality experience, acquisitions, timing of expansion plans and capital expenditures. Our insurance subsidiaries generally generate sufficient cash receipts from premium collections and investment income to satisfy their obligations. We believe that the investment portfolio of our insurance subsidiaries provides sufficient liquidity to meet their operating cash requirements. We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing businesses over the next 12 months.

         We anticipate the management agreement between Forever Enterprises, Inc. and National Prearranged Services, Inc. will provide cash in excess of that necessary to meet our monthly repayment obligations under said agreement.

         On September 27, 2002, we entered into a letter of intent to purchase a single-location cemetery property located in the Southwest United States. The purchase price and working capital, if agreeable terms are secured, are expected to be funded largely through owner financing with the balance being funded through additional debt arrangements with an outside lender. We are currently performing our due diligence investigation. If due diligence proves favorable, execution of a definitive agreement and closing are expected to occur during the second quarter of 2003.

         In the event that our plans or assumptions change, or if the resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time, or to curtail certain proposed activities.

         Changes in our consolidated balance sheet between December 31, 2002 and March 31, 2003 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy.

         Due from reinsurer increased approximately $4.1 million due to an increase in new business written in relation to the blocks of business ceded to Employers Reassurance Corporation, Hannover Life Reassurance Company of America and North America Life Insurance Company.

         Total cash and investments decreased $1.6 million from $99.4 million at December 31, 2002 to $97.8 million at March 31, 2003 due to decreased investments held. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Intangible assets decreased approximately $163,000 from $10.9 million at December 31, 2002 to $10.7 million at March 31, 2003. The decrease was due primarily to amortization of the NPS Management Agreement described in Note 6.

         Future policy benefits increased approximately $2.2 million from $158.3 million at December 31, 2002 to $160.5 million at March 31, 2003. This increase was due to the growth of our reinsured business.

         Policyholder deposits of $46.5 million at March 31, 2003 decreased slightly from $46.6 million at December 31, 2002, due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company.

         Notes payable decreased approximately $537,000 from $26.1 million at December 31, 2002 to $25.6 million at March 31, 2003 due primarily to the repayment of long-term debt.

ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We adopted SFAS No. 143 on January 1, 2003. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS No. 146 on January 1, 2003. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. We adopted SFAS No. 148 on January 1, 2003, which resulted in no effect on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.


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

         Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors since March 31, 2003 that could significantly affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Hollywood Forever Cemetery was named as defendant in a lawsuit filed by a former employee during 2001 in state court in Los Angeles, California, for wrongful discharge. The amount being sought was approximately $300,000. Our motion for summary judgment was granted in December 2002, subsequent to which the plaintiff filed an appeal. There has been no action since the appeal. We deny liability and intend to vigorously defend the suit.

         Forever Enterprises, Inc. has been named as defendant in a lawsuit filed in 2003 by a former licensed insurance agent for National Prearranged Services, Inc. The case was filed in state court in Travis County, Texas, for breach of contract, retaliation and misrepresentation. Forever Enterprises, Inc. maintains it is not a proper party. The amount being sought is undetermined. This case is currently in discovery with no trial date set. We deny liability and intend to vigorously defend the suit.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

             We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOREVER ENTERPRISES, INC.
                                 (Registrant)


Dated: May 15, 2003              By: /s/ Brent D. Cassity
                                     ------------------------------------------
                                     Brent D. Cassity, Chief Executive Officer



Dated: May 15, 2003              By: /s/ J. Tyler Cassity
                                     ------------------------------------------
                                     J. Tyler Cassity, President



Dated: May 15, 2003              By: /s/ Michael R. Butler
                                     ------------------------------------------
                                     Michael R. Butler, Chief Financial Officer

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

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


May 15, 2003                         /s/ Brent D. Cassity
                                     ---------------------------
                                     Brent D. Cassity
                                     Chief Executive Officer

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

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


May 15, 2003                                 /s/ Michael R. Butler
                                             --------------------------
                                             Michael R. Butler
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