Form 10-Q
period 2003-06-30
FOREVER ENTERPRISES INC
filed 2003-08-13
CIK 1059265

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2003
                               ------------------------------------------------



Commission file number                            001-14067
                       --------------------------------------------------------


                          FOREVER ENTERPRISES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             TEXAS                                    36-3427454
-------------------------------        ----------------------------------------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). / / Yes /X/ No


                                                     Number of shares
             Title of class                outstanding as of August 13, 2003
--------------------------------------   -------------------------------------
     Common stock, $0.01 par value                     6,936,059

                                              FOREVER ENTERPRISES, INC.
                                                      FORM 10-Q

                                                        INDEX
                                                                                                                Page
                                                                                                                ----

PART I.           FINANCIAL INFORMATION...........................................................................3

     Item 1.      Financial Statements............................................................................3

                  Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002.........3

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months
                  Ended June 30, 2003 and 2002....................................................................5

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003
                  and 2002........................................................................................6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........13

                  Cautionary Statement Regarding Forward-Looking Statements......................................13

                  Overview.......................................................................................13

                  Results of Operations..........................................................................15

                  Liquidity and Capital Resources................................................................19

                  Accounting Standards...........................................................................21

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................22

     Item 4.      Controls and Procedures........................................................................22


PART II.          OTHER INFORMATION..............................................................................23

     Item 1.      Legal Proceedings..............................................................................23

     Item 4.      Submission of Matters to a Vote of Security Holders............................................23

     Item 6.      Exhibits and Reports on Form 8-K...............................................................24

SIGNATURES.......................................................................................................25

CERTIFICATIONS...................................................................................................26

EXHIBIT INDEX....................................................................................................30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  ASSETS

                                                                          JUNE 30,             DECEMBER 31,
                                                                            2003                   2002
                                                                        ------------           ------------
Cash and cash equivalents                                               $ 25,420,207           $ 22,793,038
Fixed maturity securities                                                 66,772,039             73,982,062
Equity securities                                                          2,526,255              1,119,705
Policyholder loans                                                         2,721,704              1,560,215
                                                                        ------------           ------------
         Total cash and investments                                       97,440,205             99,455,020
                                                                        ------------           ------------


Trade accounts receivable, net                                             8,069,681              7,707,948
Inventories                                                                  197,627                190,432
Cemetery property, net                                                     3,908,956              3,964,644
Fixed assets, net                                                          8,703,110              8,517,264
Due from reinsurer                                                       111,220,972            105,830,127
Deferred policy acquisition costs, net                                     1,684,519              1,678,079
Due premium                                                                8,280,949              8,088,002
Intangible assets                                                         10,592,831             10,929,872
Deferred cost of reinsurance                                               1,726,719              1,776,051
Deferred tax assets, net                                                     657,387              1,532,322
Receivable from related party                                              9,377,176              8,033,095
Other assets                                                               6,707,670              5,286,866
                                                                        ------------           ------------
         Total assets                                                   $268,567,802           $262,989,722
                                                                        ============           ============


(continued on next page)




FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          JUNE 30,             DECEMBER 31,
                                                                            2003                   2002
                                                                        ------------           ------------
LIABILITIES:

Lines of credit                                                         $  3,186,862           $  2,248,959
Accounts payable and accrued liabilities                                  12,848,669             13,622,553
Policy liabilities:
     Future policy benefits                                              163,612,913            158,277,834
     Policyholder deposits                                                46,347,317             46,642,051
Deferred preneed revenues                                                  8,567,605              7,328,554
Payable to affiliates                                                      4,561,235              4,117,081
Notes payable                                                             25,014,192             26,133,714
                                                                        ------------           ------------
         Total liabilities                                               264,138,793            258,370,746
                                                                        ------------           ------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
  none issued)                                                                    --                     --
Common stock ($.01 par value; 30,000,000 shares authorized;
  6,936,059 and 6,934,934 issued and outstanding, respectively)               69,360                 69,349
Additional paid-in capital                                                 8,626,713              8,587,931
Accumulated deficit                                                       (4,418,326)            (3,307,932)
Accumulated other comprehensive income (loss)                                151,262               (730,372)
                                                                        ------------           ------------
     Total shareholders' equity                                            4,429,009              4,618,976
                                                                        ------------           ------------

     Total liabilities and shareholders' equity                         $268,567,802           $262,989,722
                                                                        ============           ============

                                   The accompanying notes are an integral
                                      part of the unaudited condensed
                                     consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                      ---------------------------    --------------------------
                                         2003            2002           2003           2002
                                      -----------     -----------    -----------    -----------

Premium income                        $ 1,856,726     $ 1,714,904    $ 3,675,492    $ 3,359,209
Net investment income and
  realized gains (losses)               2,201,358       2,365,412      2,042,130      3,484,992
Cemetery revenue                        2,764,529       2,625,335      5,471,888      4,708,203
Commission and expense allowance        4,206,283       4,959,626      8,185,773      8,394,999
Management fee income                   1,162,568       1,598,200      2,351,838      2,666,219
Other revenue                               2,135         244,617        225,966        488,125
                                      -----------     -----------    -----------    -----------
     Total revenues                    12,193,599      13,508,094     21,953,087     23,101,747
                                      -----------     -----------    -----------    -----------
Benefits incurred                       1,684,395       2,104,780      3,977,096      4,729,032
Insurance commissions                   3,873,483       4,489,876      7,170,606      7,644,994
Cost of cemetery revenue                  812,928         685,672      1,620,031      1,224,870
Selling, general and administrative     3,947,362       2,769,291      7,124,368      4,674,150
Depreciation and amortization             482,526         503,273        928,846        742,895
Other expense                             159,648         204,872        583,352        314,289
Interest expense                          433,824         481,193        924,898        963,143
                                      -----------     -----------    -----------    -----------
Income (loss) before income taxes         799,433       2,269,137       (376,110)     2,808,374
Income tax expense                        355,525         422,546        734,284        555,646
                                      -----------     -----------    -----------    -----------
     Net income (loss)                $   443,908     $ 1,846,591    $(1,110,394)   $ 2,252,728
                                      ===========     ===========    ===========    ===========


Net income (loss) per share
         Basic                        $      0.06     $      0.27    $    (0.16)    $      0.32
         Diluted                             0.06            0.25         (0.16)           0.31

Weighted average shares outstanding
         Basic                          6,935,255       6,934,934      6,935,095      6,934,934
         Diluted                        7,333,138       7,376,527      6,935,095      7,376,527


                             The accompanying notes are an integral
                                part of the unaudited condensed
                               consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                           ------------------------------------
                                                                               2003                    2002
                                                                           ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net cash used in operating activities                           $ (4,195,823)           $ (2,347,455)
                                                                           ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    51,298,416              25,007,052
     Cost of investments purchased                                          (43,598,366)            (19,102,945)
     Purchase of fixed assets                                                  (722,819)             (1,006,739)
     Purchase of intangible assets                                               (5,500)            (10,400,000)
     Purchase of cemetery properties                                                 --                (455,780)
     Other, net                                                                  28,661               1,000,656
                                                                           ------------            ------------
           Net cash provided by (used in) investing activities                7,000,392              (4,957,756)
                                                                           ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                         4,219                      --
     Proceeds from long-term debt                                               348,412              10,705,780
     Repayment of long-term debt                                             (1,467,934)               (781,543)
     Credit line proceeds                                                     1,915,013               1,114,142
     Repayment of credit line                                                  (977,110)             (1,259,390)
                                                                           ------------            ------------
           Net cash provided by (used in) financing activities                 (177,400)              9,778,989
                                                                           ------------            ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                            2,627,169               2,473,778

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                        22,793,038               7,568,099
                                                                           ------------            ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $ 25,420,207            $ 10,041,877
                                                                           ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                                      $    550,000            $    130,000
                                                                           ============            ============

    Interest paid                                                          $    594,688            $    462,925
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

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

NOTE 2 -- NOTES PAYABLE

         As of June 30, 2003 and December 31, 2002, we had a note payable to Allegiant Bank in the amount of $1,921,778 and $1,974,257, respectively, which matures on January 5, 2006. Payments of $19,117 of principal and interest at the "corporate market" interest rate (5.0% per annum at June 30, 2003) are due monthly until the principal balance is paid in full. The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $250,000 at June 30, 2003 and December 31, 2002. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2004. Interest is due monthly on the unpaid balance equal to the sum of 2.4% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (3.45% per annum at June 30, 2003) as published in The Wall Street Journal. The balance outstanding was $2,001,862 and $1,998,959 as of June 30, 2003 and December 31, 2002, respectively.

         We have a note payable to Employers Reassurance Corporation in the amount of $11,500,000 as of June 30, 2003 and December 31, 2002. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (3.96% per annum at June 30, 2003).

         We have a note payable to National Prearranged Services, Inc. in the amount of $6,874,701 and $8,031,272 as of June 30, 2003 and December 31, 2002, respectively (see Note 6). Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. This note bears interest at the rate of 8.5% per annum.

         We have a note payable to Lincoln Memorial Services, Inc. in the amount of $4,285,378 and $4,542,195 as of June 30, 2003 and December 31, 2002, respectively. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate equal to 7.5% per annum.

         We have a term loan credit agreement with Southwest Bank of St. Louis in the principal amount of $2,000,000, of which $284,403 and $85,990 was outstanding as of June 30, 2003 and December 31, 2002, respectively.
This agreement bears interest at a floating rate equal to the prime rate of Southwest Bank plus 1.5% (5.5% per annum as of June 30, 2003). Payments of interest are due monthly through May 1, 2004. Beginning June 1, 2004, principal payments are due on the first day of each month based on a ten-year amortization. This note is payable in full on December 6, 2007.

         We entered into a note payable effective January 1, 2003 with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/89 - Trust IV ("Trust IV"), in the principal amount of $150,000, of which $147,932 was outstanding as of June 30, 2003. Payments of $3,006 of principal and interest are due monthly until the principal balance is paid in full. This note bears interest at the rate of 7.5% per annum.

         Effective May 15, 2003, we entered into a revolving line of credit with Southwest Bank of St. Louis in the principal amount of $1,000,000, of which $935,000 was outstanding as of June 30, 2003. This agreement matures on April 30, 2004, and bears interest at a floating rate equal to the prime rate of Southwest Bank plus 1.0% (5.0% per annum as of June 30, 2003). Payments of interest are due monthly until maturity.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of June 30, 2003 were as follows:

                                              COST OR          GROSS            GROSS         ESTIMATED
                                             AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                               COST            GAINS           LOSSES           VALUE
                                            -----------      ----------     -----------      -----------
Fixed maturity securities:
    Corporate bonds                         $14,291,823      $  463,638     $  (969,190)     $13,786,271
    Mortgage backed securities               43,498,680       1,605,299         (49,915)      45,054,064
    U.S. government                           7,787,610         204,769         (60,675)       7,931,704
                                            -----------      ----------     -----------      -----------
      Total fixed maturity securities        65,578,113       2,273,706      (1,079,780)      66,772,039
                                            -----------      ----------     -----------      -----------

Equity securities:
    Preferred stock                           1,223,074         128,557        (102,967)       1,248,664
    Common stock                              2,267,924         241,531      (1,231,864)       1,277,591
                                            -----------      ----------     -----------      -----------
      Total equity securities                 3,490,998         370,088      (1,334,831)       2,526,255
                                            -----------      ----------     -----------      -----------

    Total                                   $69,069,111      $2,643,794     $(2,414,611)     $69,298,294
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

SIX MONTHS ENDED JUNE 30, 2003

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----

Revenues                             $ 5,947,565    $ 14,152,758    $ 2,480,644    $  (627,880)   $ 21,953,087

Income (loss) before income taxes     (1,220,992)     (2,636,430)     3,481,312             --        (376,110)

Total assets at quarter-end           20,960,644     223,909,371     31,141,626     (7,443,839)    268,567,802


THREE MONTHS ENDED JUNE 30, 2003

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----

Revenues                             $ 3,016,629    $  8,439,120    $ 1,062,804    $  (324,954)   $ 12,193,599

Income (loss) before income taxes       (591,827)     (2,168,853)     3,560,113             --         799,433


SIX MONTHS ENDED JUNE 30, 2002

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----

Revenues                             $ 5,256,245    $ 14,720,523    $ 3,660,473    $  (535,494)   $ 23,101,747

Income before income taxes               570,838       1,568,424        669,112             --       2,808,374

Total assets at quarter-end           19,574,863     211,759,386     32,209,173     (5,033,467)    258,509,955


THREE MONTHS ENDED JUNE 30, 2002

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT      TOTAL
                                       --------       ---------      ---------     ------------      -----

Revenues                             $ 2,929,869    $  8,441,090    $ 2,412,916    $  (275,781)   $ 13,508,094

Income before income taxes               210,220       1,368,600        690,317             --       2,269,137

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

         We are party to a guaranty agreement with Commerce Bank, N.A. to secure a $2,000,000 promissory note with and between Mount Washington Forever, L.L.C. and Commerce Bank, N.A. to finance the construction of a new mausoleum at the Mt. Washington Forever Cemetery. The balance of the promissory note was $1,206,171 and $768,081 as of June 30, 2003 and December 31, 2002, respectively.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         In 2002 we entered into a Management Agreement with National Prearranged Services, Inc. ("NPS"), whereby we agreed to provide all necessary personnel to supervise NPS' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of NPS as payment for the services provided. As consideration to NPS for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. The balance of this note was $6,874,701 and $8,031,272 as of June 30, 2003 and December 31, 2002, respectively. Management fees, which have been recorded as "Other income" on our consolidated statements of operations, were $854,000 and $1.7 million for the three- and six-month periods ended June 30, 2003, respectively, compared to $763,000 and $1.2 million for the same periods in 2002.

         We entered into agreements in 2002 in connection with our acquisition of a funeral home in Missouri. Payments of $16,667 (of which equal amounts of $4,944 are payable to Messrs. Brent D. Cassity, our chief executive office, J. Tyler Cassity, our president, and J. Douglas Cassity, the father of Messrs. Brent and Tyler Cassity) are payable monthly until the balance is paid in full. Amounts payable under these agreements were $519,350 and $573,820 as of June 30, 2003 and December 31, 2002,
respectively, and are included in "Accounts payable and accrued liabilities" on our consolidated balance sheet.

         We have a note payable to Lincoln Memorial Services, Inc. in the amount of $4,285,378 and $4,542,195 as of June 30, 2003 and December 31, 2002, respectively. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate equal to 7.5% per annum.

         We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Management fee income" on our consolidated statements of operations, were $254,000 and $522,000 for the three and six months ended June 30, 2003, respectively, compared to $348,000 and $593,000 for the corresponding periods in 2002. Management fees incurred with related parties, which are included in "Other expenses" on our consolidated statements of operations, were $122,000 and $243,000 for the three and six months ended June 30, 2003, respectively, compared to $90,000 and $180,000 for the corresponding periods in 2002. These fees reflect an allocation based on actual costs incurred.

         Amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Receivable from related party" on our consolidated balance sheets, were $10,752,980 and $8,492,518 as of June 30, 2003 and December 31, 2002, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Payable to affiliates" on our consolidated balance sheets, were $5,849,440 and $4,552,570 as of June 30, 2003 and December 31, 2002, respectively.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS No. 146 on January 1, 2003. It has not had a significant impact on our financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a significant impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a significant impact on our financial statements.

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

                                                                      QUARTER ENDED
                                                                      -------------
                                                           JUNE 30, 2003          JUNE 30, 2002
                                                           -------------          -------------

Weighted average shares outstanding (basic EPS)              6,935,255              6,934,934

Dilutive potential common shares                                    --                441,593

Weighted average shares outstanding and
   dilutive potential common shares (diluted EPS)            6,935,255              7,376,527

Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of a company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the three months ended June 30, 2003, potential common shares of 398,204 were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.

NOTE 9 -- SUBSEQUENT EVENT

         On July 21, 2003, we repaid $2.0 million in principal along with interest of $603,405 to Employers Reassurance Corporation ("ERC") pursuant to the terms of the promissory note with ERC. Such amounts were paid from available funds and no additional borrowings were incurred to meet this obligation.

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

         When used in this report, the words "projects," "anticipates," "believes," "estimates," "expects," "intends," and similar expressions, as they relate to us are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by those expressions.

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

         Substantially all of our life insurance policies are issued to fund prearranged funeral contracts sold by National Prearranged Services, Inc. and National Prearranged Services Agency, Inc. National Prearranged Services, Inc. is an affiliated company that collects all payments for prearranged funeral contracts and remits those amounts to our insurance subsidiaries either directly or through assumed reinsurance.

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $80.4 million of the reinsurance receivable as of June 30, 2003 was related to the agreement with Employers Reassurance Corporation.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. As of June 30, 2003, segregated funds of approximately $66.4 million were in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of June 30, 2003 was approximately $1.7 million. Approximately $30.8 million of the reinsurance receivable as of June 30, 2003 was related to the agreements with NAL and Hannover.

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

         Our financial highlights were as follows:

                                                                           SIX MONTHS ENDED
STATEMENTS OF OPERATIONS DATA:                                                 JUNE 30,
                                                                  -----------------------------------
                                                                     2003                    2002
                                                                  -----------             -----------

Premium income                                                    $ 3,675,492             $ 3,359,209
Net investment income and realized gains                            2,042,130               3,484,992
Cemetery revenue                                                    5,471,888               4,708,203
Commission and expense allowance                                    8,185,773               8,394,999
Management fee income                                               2,351,838               2,666,219
Other revenue                                                         225,966                 488,125
                                                                  -----------             -----------
     Total revenues                                                21,953,087              23,101,747
                                                                  -----------             -----------
Benefits incurred                                                   3,977,096               4,729,032
Insurance commissions                                               7,170,606               7,644,994
Cost of cemetery revenues                                           1,620,031               1,224,870
Selling, general and administrative expenses                        7,124,368               4,674,150
Amortization and depreciation                                         928,846                 742,895
Other expense                                                         583,352                 314,289
Interest expense                                                      924,898                 963,143
                                                                  -----------             -----------
     Income (loss) before income taxes                               (376,110)              2,808,374
Income tax expense                                                    734,284                 555,646
                                                                  -----------             -----------
     Net income (loss)                                            $(1,110,394)            $ 2,252,728
                                                                  ===========             ===========

Income (loss) per share
     Basic                                                        $     (0.16)            $      0.32
     Diluted                                                            (0.16)                   0.31

BALANCE SHEETS DATA:                                              JUNE 30, 2003        DECEMBER 31, 2002
                                                                  -------------        -----------------

Trade accounts receivable, net                                    $  8,069,681            $  7,707,948
Cemetery property, net                                               3,908,956               3,964,644
Total assets                                                       268,567,802             262,989,722
Total policy liabilities                                           209,960,230             204,919,885
Deferred preneed revenues                                            8,567,605               7,328,554
Shareholders' equity                                                 4,429,009               4,618,976

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

SIX MONTHS ENDED JUNE 30, 2003

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT     TOTAL
                                       --------       ---------      ---------     ------------     -----

Revenues                             $ 5,947,565    $ 14,152,758    $ 2,480,644    $  (627,880)  $ 21,953,087

Income (loss) before income taxes     (1,220,992)     (2,636,430)     3,481,312             --       (376,110)

Total assets at quarter-end           20,960,644     223,909,371     31,141,626     (7,443,839)   268,567,802


THREE MONTHS ENDED JUNE 30, 2003

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT     TOTAL
                                       --------       ---------      ---------     ------------     -----

Revenues                             $ 3,016,629    $  8,439,120    $ 1,062,804    $  (324,954)  $ 12,193,599

Income (loss) before income taxes       (591,827)     (2,168,853)     3,560,113             --        799,433




SIX MONTHS ENDED JUNE 30, 2002

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT     TOTAL
                                       --------       ---------      ---------     ------------     -----

Revenues                             $ 5,256,245    $ 14,720,523    $ 3,660,473    $  (535,494)  $ 23,101,747

Income before income taxes               570,838       1,568,424        669,112             --      2,808,374

Total assets at quarter-end           19,574,863     211,759,386     32,209,173     (5,033,467)   258,509,955


THREE MONTHS ENDED JUNE 30, 2002

                                       CEMETERY       INSURANCE      CORPORATE     INTERSEGMENT     TOTAL
                                       --------       ---------      ---------     ------------     -----

Revenues                             $ 2,929,869    $  8,441,090    $ 2,412,916    $  (275,781)  $ 13,508,094

Income before income taxes               210,220       1,368,600        690,317             --      2,269,137


         Cemetery Operations. Cemetery revenues increased approximately $87,000 and $691,000, or 3.0% and 13.2%, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the corresponding periods of 2002. Sales for the three and six months ended June 30, 2003 increased due to the inclusion of new properties, more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $127,000 and $395,000, or 18.6% and 32.3%, from $686,000 and $1.2 million in the three and six months ended June 30, 2002, respectively, to $813,000 and $1.6 million in the corresponding periods of 2003 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 26.9% and 27.2% for the three and six months ended June 30, 2003, respectively, compared to 23.4% and 23.3% for the three and six months ended June 30, 2002, respectively, due to recognition of higher than expected actual costs.

         Selling, general and administrative expenses increased $801,000 and $1.9 million, or 48.4% and 61.8%, from $1.6 million and $3.0 million in the three and six months ended June 30, 2002, respectively, to $2.4 million and $4.9 million, in the corresponding periods of 2003 due to the addition of new locations and a more aggressive marketing approach. As a percentage of revenues, selling, general and administrative costs increased to 81.4% and 82.0% in the three and six months ended June 30, 2003, respectively, from 56.5% and 57.3% in the three and six months ended June 30, 2002, respectively.

         Income before income taxes decreased from income of $210,000 and $571,000 in the three and six months ended June 30, 2002, respectively, to losses of $592,000 and $1.2 million in the corresponding periods of 2003. Operating income declined in the three and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002 due to lower than expected revenues generated coupled with higher operating expenses.

         Minority Interest Cemetery Operations. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever, L.L.C., and is responsible for all aspects of the cemetery's marketing and operations. We account for our investment in Mount Washington Forever, L.L.C. on the equity method. On June 27, 2003, we contributed an additional $250,000 in capital to Mount Washington Forever, L.L.C. For the three and six months ended
June 30, 2003, we recognized negative equity in the losses of Mount Washington in the total amount of our capital contribution. Our net equity investment in Mount Washington remains in a deficit position.

         In conjunction with the construction of a new mausoleum at Mount Washington, we entered into a guaranty agreement with Commerce Bank, N.A. The guaranty agreement is discussed further in Note 5 to the unaudited consolidated financial statements included in this report.

         Insurance Operations. Insurance revenues decreased approximately $2,000 and $568,000, or 0.0% and 3.9%, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decreases were primarily attributable to lower than expected expense allowance reimbursements as noted below.

         Our premium income increased approximately $243,000 and $543,000, or 12.9% and 14.8%, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the corresponding periods of 2002. These increases were due to an increase in the number of policies written from more profitable lines of business.

         Commission and expense allowances on reinsurance ceded decreased approximately $753,000 and $209,000, or 15.2% and 2.5%, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the corresponding periods of 2002 due primarily to the mix of products sold and the decrease in commissions paid due to the lack of trust conversions.

         Our net investment income and realized gains increased approximately $618,000 and decreased approximately $791,000, or 39.9% and 30.2%, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The decrease was due to lower interest on mortgage-backed securities and excess cash on hand. The increase in investment income was due to the recovery in the second quarter of investment losses previously recognized.

         Our benefit expenses decreased approximately $418,000 and $705,000, or 19.3% and 14.5%, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the corresponding periods of 2002. These decreases were due to lower than expected mortality experiences in the first six months of 2003.

         Income before income taxes decreased $3.5 million and $4.2 million, from income of $1.3 million and $1.6 million, respectively, for the three- and six-month periods ended June 30, 2002, to a loss of $2.2 million and $2.6 million for the three- and six-month periods ended June 30, 2003. Income before income taxes as a percentage of revenues also declined in the three and six months ended June 30, 2003, from the corresponding periods of 2002.

         Total assets increased $12.1 million from $211.8 million at June 30, 2002 to $223.9 million at June 30, 2003 due primarily to an increase in the amount due from reinsurers.

         Corporate. Income before income taxes decreased $1.3 million and $1.2 million, or 56.0% and 32.2%, in the three-month and six-month periods ended June 30, 2003 compared to the corresponding periods of 2002, due primarily to decreased revenues generated by the management agreement with National Prearranged Services, Inc. (see Note 6 to the unaudited consolidated financial statements included in this report) and decreased investment income.

         Consolidated. Income before income taxes for the three- and six-month periods ended June 30, 2003 decreased $1.5 million and $3.2 million, respectively, compared to the corresponding periods of 2002. Net income (loss) per basic share for the three- and six-month periods ended June 30, 2003, decreased to $0.06 and ($0.16), respectively, from $0.27 and $0.32 per share for the corresponding periods of 2002. The decrease in operating income for the three and six months ended June 30, 2003, compared to the corresponding periods of 2002, was primarily due to decreased revenues from the management agreement with National Prearranged Services and increased expenses at our cemetery operations.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure any significant capital required for acquisition of additional cemetery properties and development of our LifeStory(TM) business and the Internet through debt and/or equity financing. Otherwise, we believe cash generated from our operations and from our management agreement with National Prearranged Services (see Note 6 to the unaudited consolidated financial statements included in this report) will provide working capital for our operations. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12 to 18 months. Because we are able to significantly increase the volume of pre-need revenues at new properties, and much of those revenues are financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. Our cemetery property in St. Louis, Missouri, which has been actively marketed since 1997, generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Similar positive trends are being experienced at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings for the remainder of 2003. Financing alternatives related to the build-up of our trade receivables may provide opportunities for "bridge" cash financing until we reach positive sustaining cash flow at certain properties. We believe that any operating cash requirements for our current cemetery properties will be funded through working capital on hand or lines of credit.

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

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States of America. Effective April 13, 2003, our subsidiary Memorial Service Life Insurance Company declared a dividend payable to Forever Enterprises, Inc. for the full available amount of $4.0 million. We received the dividend on May 19, 2003. As of June 30, 2003, no additional funds were available for transfer to us by our insurance subsidiaries by dividend, loan or advance.

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

         On September 27, 2002, we entered into a letter of intent to purchase a single-location cemetery property located in the Southwest United States. Upon completion of our due diligence investigation in the three months ended June 30, 2003, this property is no longer being considered for purchase.

         Changes in our consolidated balance sheet between December 31, 2002 and June 30, 2003 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy.

         Due from reinsurer increased approximately $5.4 million due to an increase in new business written in relation to the blocks of business ceded to Employers Reassurance Corporation, Hannover Life Reassurance Company of America and North America Life Insurance Company.

         Total cash and investments decreased $2.0 million from $99.4 million at December 31, 2002 to $97.4 million at June 30, 2003 due to decreased investments held. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Intangible assets decreased approximately $337,000 from $10.9 million at December 31, 2002 to $10.6 million at June 30, 2003. The decrease was due primarily to amortization of the NPS Management Agreement described in Note 6 to the unaudited consolidated financial statements included in this report.

         Future policy benefits increased approximately $5.3 million from $158.3 million at December 31, 2002 to $163.6 million at June 30, 2003. This increase was due to the growth of our reinsured business.

         Policyholder deposits decreased approximately $295,000 from $46.6 million at December 31, 2002 to $46.3 million at June 30, 2003, due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company.

         Notes payable decreased approximately $1.1 million from $26.1 million at December 31, 2002 to $25.0 million at June 30, 2003 due primarily to the repayment of long-term debt.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS No. 146 on January 1, 2003. It has not had a significant impact on our financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a significant impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a significant impact on our financial statements.

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

         Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of June 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors since June 30, 2003 that could significantly affect our internal controls.

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

         Forever Enterprises, Inc., Forever Network, Inc., Hollywood Forever, Inc. and Forever Memorial, Inc. have been named as defendants in a lawsuit filed in 2003 by a former employee. The case was filed in state court in St. Louis County, Missouri, for breach of contract and fraud. The amount being sought is undetermined. This case is currently in discovery with no trial date set. We deny liability and intend to vigorously defend the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2003 annual meeting of shareholders was held on May 13, 2003. Of 6,934,934 shares issued, outstanding and eligible to be voted at the meeting, 6,410,086 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the shareholders at the meeting.

         The only matter submitted was the election of two director nominees to our board of directors as follows: two Class II directors to continue in office until the year 2006. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that each director nominee had been elected. The voting results are set forth below:

             NAME                            FOR            WITHHELD
             ----                            ---            --------
             Class II
             Randall K. Sutton            6,410,086             0
             Oliver C. Boileau, Jr.       6,410,076            10

         Because we have a staggered board, the term of office of the following named Class I and Class III directors, who were not up for election at the 2003 annual meeting, continued after the meeting:

                  Class I (to continue in office until 2005)

                           J. Tyler Cassity
                           Steven M. Zamler

                  Class III (to continue in office until 2004)

                           Brent D. Cassity
                           Howard A. Wittner

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

             We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2003.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOREVER ENTERPRISES, INC.
                                (Registrant)


Dated: August 13, 2003          By:  /s/ Brent D. Cassity
                                     ------------------------------------------
                                     Brent D. Cassity, Chief Executive Officer



Dated: August 13, 2003          By: /s/ J. Tyler Cassity
                                    -------------------------------------------
                                     J. Tyler Cassity, President



Dated: August 13, 2003          By:  /s/ Michael R. Butler
                                     ------------------------------------------
                                     Michael R. Butler, Chief Financial Officer

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


August 13, 2003            /s/ Brent D. Cassity
                           --------------------------
                           Brent D. Cassity
                           Chief Executive Officer

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



August 13, 2003            /s/ Michael R. Butler
                           --------------------------
                           Michael R. Butler
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