Form 10-Q
period 2003-09-30
FOREVER ENTERPRISES INC
filed 2003-10-31
CIK 1059265

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 2003
                               ------------------------------------------------



Commission file number                        001-14067
                       --------------------------------------------------------


                          FOREVER ENTERPRISES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               TEXAS                                   36-3427454
-----------------------------------    ----------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                               10 S. BRENTWOOD
                          CLAYTON, MISSOURI 63105
----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 726-3371
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). | | Yes |X| No

                                                   Number of shares
           Title of class                 outstanding as of October 29, 2003
------------------------------------    ---------------------------------------
  Common stock, $0.01 par value                       6,936,059

PAGE>


                                             FOREVER ENTERPRISES, INC.
                                                     FORM 10-Q

                                                       INDEX

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION...........................................................................3

     Item 1.      Financial Statements............................................................................3

                  Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)
                  and December 31, 2002...........................................................................3

                  Condensed Consolidated Statements of Operations (Unaudited) - Three
                  Months and Nine Months Ended September 30, 2003 and 2002........................................5

                  Condensed Consolidated Statements of Cash Flow (Unaudited) - Nine Months
                  Ended September 30, 2003 and 2002...............................................................6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................13

                  Cautionary Statement Regarding Forward-Looking Statements......................................13

                  Overview.......................................................................................13

                  Results of Operations..........................................................................16

                  Liquidity and Capital Resources................................................................19

                  Accounting Standards...........................................................................21

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................23

     Item 4.      Controls and Procedures........................................................................23

PART II.          OTHER INFORMATION..............................................................................24

     Item 1.      Legal Proceedings..............................................................................24

     Item 6.      Exhibits and Reports on Form 8-K...............................................................24

SIGNATURES.......................................................................................................25

EXHIBIT INDEX....................................................................................................26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     ASSETS

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             2003                     2002
                                                                         -------------            -------------
Cash and cash equivalents                                                $  23,979,082            $  22,793,038
Fixed maturity securities                                                   67,826,664               73,982,062
Equity securities                                                            2,523,385                1,119,705
Policyholder loans                                                           2,704,503                1,560,215
                                                                         -------------            -------------
         Total cash and investments                                         97,033,634               99,455,020
                                                                         -------------            -------------


Trade accounts receivable, net                                               7,692,730                7,707,948
Inventories                                                                    206,525                  190,432
Cemetery property, net                                                       3,865,738                3,964,644
Fixed assets, net                                                            9,493,386                8,517,264
Due from reinsurer                                                         115,306,076              105,830,127
Deferred policy acquisition costs, net                                       1,915,539                1,678,079
Due premium                                                                  8,932,651                8,088,002
Intangible assets                                                           10,418,893               10,929,872
Deferred cost of reinsurance                                                 1,702,053                1,776,051
Deferred tax assets, net                                                        43,858                1,532,322
Receivable from related party                                                8,408,657                8,033,095
Other assets                                                                 7,887,289                5,286,866
                                                                         -------------            -------------
         Total assets                                                    $ 272,907,029            $ 262,989,722
                                                                         =============            =============


(continued on next page)







FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(CONTINUED)

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                             2003                      2002
                                                                         -------------            -------------
LIABILITIES:

Lines of credit                                                          $   3,251,682            $   2,248,959
Accounts payable and accrued liabilities                                    12,494,703               13,622,553
Policy liabilities:
     Future policy benefits                                                168,290,295              158,277,834
     Policyholder deposits                                                  46,087,462               46,642,051
Deferred preneed revenues                                                    8,769,349                7,328,554
Payable to affiliates                                                        4,771,100                4,117,081
Notes payable                                                               23,116,667               26,133,714
                                                                         -------------            -------------
         Total liabilities                                                 266,781,258              258,370,746
                                                                         -------------            -------------


SHAREHOLDERS' EQUITY:

Preferred stock ($.01 par value; 1,000,000 shares authorized;
     none issued)                                                                   --                       --
Common stock ($.01 par value; 30,000,000 shares authorized;
     6,936,059 and 6,934,934 issued and outstanding, respectively)              69,360                   69,349
Additional paid-in capital                                                   8,642,515                8,587,931
Accumulated deficit                                                         (2,753,540)              (3,307,932)
Accumulated other comprehensive income (loss)                                  167,436                 (730,372)
                                                                         -------------            -------------
     Total shareholders' equity                                              6,125,771                4,618,976
                                                                         -------------            -------------

     Total liabilities and shareholders' equity                          $ 272,907,029            $ 262,989,722
                                                                         =============            =============


                                     The accompanying notes are an integral
                                        part of the unaudited condensed
                                       consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                      -----------------------------------    -----------------------------------
                                             2003               2002                2003                2002
                                      ---------------     ---------------    ----------------    ---------------
Premium income                        $     2,044,235     $     2,855,511    $      5,719,727    $     6,214,720
Net investment income and
  realized gains                            2,169,792             499,931           4,211,922          3,984,923
Cemetery revenue                            2,895,262           2,631,175           8,367,150          7,339,378
Commission and expense allowance            6,266,614           4,985,260          14,452,387         13,380,259
Management fee income                       1,922,165           1,347,820           4,274,003          4,014,039
Other revenue                                 275,560             249,773             501,526            737,898
                                      ---------------     ---------------    ----------------    ---------------
     Total revenues                        15,573,628          12,569,470          37,526,715         35,671,217
                                      ---------------     ---------------    ----------------    ---------------
Benefits incurred                           2,215,861           1,967,574           6,192,957          6,696,606
Insurance commissions                       5,602,226           3,937,436          12,772,832         11,582,430
Cost of cemetery revenue                      860,711             647,989           2,480,742          1,872,859
Selling, general and administrative         3,654,065           3,752,128          11,523,583          9,574,382
Depreciation and amortization                 467,953             412,014           1,396,799          1,154,909
Other expense (income)                        122,123            (168,763)            (39,675)        (1,002,578)
Interest expense                              388,848             472,915           1,313,746          1,436,058
                                      ---------------     ---------------    ----------------    ---------------
Income before income taxes                  2,261,841           1,548,177           1,885,731          4,356,551
Income tax expense                            597,055             228,535           1,331,339            784,181
                                      ---------------     ---------------    ----------------    ---------------
     Net income                       $     1,664,786     $     1,319,642    $        554,392    $     3,572,370
                                      ===============     ===============    ================    ===============


Net income per share
         Basic                        $          0.24     $          0.19    $           0.08    $          0.52
         Diluted                                 0.23                0.18                0.08               0.49

Weighted average shares outstanding
         Basic                              6,936,059           6,934,934           6,935,419          6,934,934
         Diluted                            7,379,723           7,358,020           7,380,208          7,358,020




                                     The accompanying notes are an integral
                                        part of the unaudited condensed
                                       consolidated financial statements.

FOREVER ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           -------------------------------------
                                                                               2003                     2002
                                                                           ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
                  Net cash provided by (used in) operating activities      $   (408,981)           $   3,726,347
                                                                           ------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of available-for-sale investments    93,251,296               36,846,238
     Cost of investments purchased                                          (87,886,883)             (26,664,044)
     Purchase of fixed assets                                                (1,782,445)              (1,798,284)
     Purchase of intangible assets                                               (5,500)             (10,400,000)
     Purchase of cemetery properties                                                 --                 (455,780)
     Increase in investment in subsidiary                                            --                 (130,000)
     Other, net                                                                  28,661                1,019,196
                                                                           ------------            -------------
                  Net cash provided by (used in) investing activities         3,605,129               (1,582,674)
                                                                           ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for stock options                                         4,219                       --
     Proceeds from long-term debt                                             1,017,644               10,835,780
     Repayment of long-term debt                                             (4,034,691)              (3,672,841)
     Credit line proceeds                                                     1,997,497                2,652,258
     Repayment of credit line                                                  (994,773)              (2,440,318)
                                                                           ------------            -------------
                  Net cash provided by (used in) financing activities        (2,010,104)               7,374,879
                                                                           ------------            -------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                         1,186,044                9,518,552

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                     22,793,038                7,568,099
                                                                           ------------            -------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                         $ 23,979,082            $  17,086,651
                                                                           ============            =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                                     $    550,000            $     215,285
                                                                           ============            =============

     Interest paid                                                         $  1,707,977            $   1,653,874
                                                                           ============            =============


                                     The accompanying notes are an integral
                                        part of the unaudited condensed
                                       consolidated financial statements.

                          FOREVER ENTERPRISES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                  ---------

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

         The accompanying condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

NOTE 2 -- NOTES PAYABLE

         As of September 30, 2003 and December 31, 2002, we had a note payable to Allegiant Bank in the amount of $1,887,484 and $1,974,257, respectively, which matures on January 5, 2006. Payments of $19,117 of principal and interest at the "corporate market" interest rate (5.0% per annum at September 30, 2003) are due monthly until the principal balance is paid in full. The "corporate market" interest rate is based upon an index developed by Allegiant Bank.

         We also have a $250,000 revolving line of credit from Allegiant Bank at rates similar to the primary credit agreement discussed above. The balance outstanding was $250,000 at September 30, 2003 and December 31, 2002. This line of credit is renewable on a yearly basis subject to Allegiant Bank's discretion.

         We have a $2,000,000 revolving line of credit from Merrill Lynch Business Financial Services, Inc., which matures on March 31, 2004. Interest is due monthly on the unpaid balance equal to the sum of 2.4% and the Dealer Commercial Paper rate for 30-day high-grade unsecured notes (3.46% per annum at September 30, 2003) as published in The Wall Street Journal. The balance outstanding was $2,001,682 and $1,998,959 as of September 30, 2003 and December 31, 2002, respectively.

         We have a note payable to Employers Reassurance Corporation in the amount of $9,500,000 and $11,500,000 as of September 30, 2003 and December 31, 2002, respectively. Principal payments of varying amounts are due annually on each anniversary date. Interest on this note is payable annually in arrears on each anniversary date at a rate equal to the five-year Treasury note plus 150 basis points (4.35% per annum at September 30, 2003).

         We have a note payable to National Prearranged Services, Inc. in the amount of $6,476,373 and $8,031,272 as of September 30, 2003 and December 31, 2002, respectively (see Note 6). Payments of $246,483 of principal and interest are due monthly until the principal balance of the note is paid in full. This note bears interest at the rate of 8.5% per annum.

         We have a note payable to Lincoln Memorial Services, Inc. in the amount of $4,153,324 and $4,542,195 as of September 30, 2003 and December 31, 2002, respectively. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate of 7.5% per annum.

         We have a term loan credit agreement with Southwest Bank of St. Louis in the principal amount of $2,000,000, of which $953,635 and $85,990 was outstanding as of September 30, 2003 and December 31, 2002, respectively. This agreement bears interest at a floating rate equal to the prime rate of Southwest Bank plus 1.5% (5.5% per annum as of September 30, 2003). Payments of interest are due monthly through May 1, 2004. Beginning June 1, 2004, principal payments are due on the first day of each month based on a ten-year amortization. This note is payable in full on December 6, 2007.

         We entered into a note payable effective January 1, 2003 with Allegiant Bank, Trustee under Trust for National Prearranged Services, Inc. Pre-Need Plans dated 7/24/89 - Trust IV ("Trust IV"), in the principal amount of $150,000, of which $145,851 was outstanding as of September 30, 2003. Payments of $3,006 of principal and interest are due monthly until the principal balance is paid in full. This note bears interest at the rate of 7.5% per annum.

         Effective May 15, 2003, we entered into a revolving line of credit with Southwest Bank of St. Louis in the principal amount of $1,000,000, of which $1,000,000 was outstanding as of September 30, 2003. This agreement matures on April 30, 2004, and bears interest at a floating rate equal to the prime rate of Southwest Bank plus 1.0% (5.0% per annum as of September 30, 2003). Payments of interest are due monthly until maturity.

NOTE 3 -- INVESTMENTS

         The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities available-for-sale as of September 30, 2003 were as follows:

                                               COST OR             GROSS              GROSS           ESTIMATED
                                               AMORTIZED        UNREALIZED         UNREALIZED           FAIR
                                                 COST              GAINS             LOSSES             VALUE
                                            --------------      -----------     -------------      -------------
Fixed maturity securities:
    Corporate bonds                         $   12,046,528      $   251,570     $    (524,714)     $  11,773,384
    Mortgage backed securities                  38,866,575          694,555          (116,991)        39,444,139
    U.S. government                             16,443,785          359,324          (193,968)        16,609,141
                                            --------------      -----------     -------------      -------------
      Total fixed maturity securities           67,356,888        1,305,449          (835,673)        67,826,664
                                            --------------      -----------     -------------      -------------

Equity securities:
    Preferred stock                              1,820,366           28,240          (109,649)         1,738,957
    Common stock                                   919,104          166,765          (301,441)           784,428
                                            --------------      -----------     -------------      -------------
      Total equity securities                    2,739,470          195,005          (411,090)         2,523,385
                                            --------------      -----------     -------------      -------------

    Total                                   $   70,096,358      $ 1,500,454     $  (1,246,763)     $  70,350,049
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

NINE MONTHS ENDED SEPTEMBER 30, 2003

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  9,118,006    $ 22,713,077    $ 6,489,836    $  (794,204)  $  37,526,715

Income (loss) before income taxes      (1,546,912)     (2,765,444)     6,198,087             --       1,885,731

Total assets at period-end             21,749,227     228,790,782     29,357,336     (6,990,316)    272,907,029


THREE MONTHS ENDED SEPTEMBER 30, 2003

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  3,170,441    $  8,560,319    $ 4,009,192    $  (166,324)  $  15,573,628

Income (loss) before income taxes        (325,920)       (129,014)     2,716,775             --       2,261,841


NINE MONTHS ENDED SEPTEMBER 30, 2002

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  7,916,683    $ 23,144,579    $ 5,410,247    $  (800,292)  $  35,671,217

Income before income taxes                410,784       3,340,639        605,128             --       4,356,551

Total assets at period-end             21,471,986     214,887,140     28,931,467     (5,158,779)    260,131,814


THREE MONTHS ENDED SEPTEMBER 30, 2002

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  2,660,438    $  8,424,056    $ 1,749,774    $  (264,798)  $  12,569,470

Income (loss) before income taxes        (160,054)      1,772,215        (63,984)            --       1,548,177

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

         We are party to a guaranty agreement with Commerce Bank, N.A. to secure a $2,000,000 promissory note with and between Mount Washington Forever, L.L.C. and Commerce Bank, N.A. to finance the construction of a new mausoleum at the Mt. Washington Forever Cemetery. The balance of the promissory note was $1,370,783 and $768,081 as of September 30, 2003 and December 31, 2002, respectively.

         On August 26, 2003, we entered into a letter of intent to sell the assets of Forever All Faiths for the price of $350,000. Upon completion of due diligence, we anticipate closing this transaction in the fourth quarter of 2003.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         In 2002 we entered into a Management Agreement with National Prearranged Services, Inc. ("NPS"), whereby we agreed to provide all necessary personnel to supervise NPS' field sales force in return for a monthly management fee equal to a percentage of the net sales revenues of NPS as payment for the services provided. As consideration to NPS for entering into this Management Agreement, we entered into a promissory note in the amount of $10.0 million. The balance of this note was $6,476,373 and $8,031,272 as of September 30, 2003 and December 31, 2002, respectively. Management fees, which have been recorded as "Management fee income" on our consolidated statements of operations, were $1.7 million and $3.4 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to $956,000 and $2.9 million for the same periods in 2002.

         We entered into agreements in 2002 in connection with our acquisition of a funeral home in Missouri. Payments of $16,667 (of which equal amounts of $4,944 are payable to Messrs. Brent D. Cassity, our chief executive officer, J. Tyler Cassity, our president, and J. Douglas Cassity, the father of Messrs. Brent and Tyler Cassity) are payable monthly until the balance is paid in full. Amounts payable under these agreements were $501,247 and $573,820 as of September 30, 2003 and December 31, 2002,
respectively, and are included in "Accounts payable and accrued liabilities" on our consolidated balance sheets.

         We have a note payable to Lincoln Memorial Services, Inc. in the amount of $4,153,324 and $4,542,195 as of September 30, 2003 and December 31, 2002, respectively. Payments of $70,528 of principal and interest are due monthly with a final payment due on November 1, 2007. This note bears interest at a rate of 7.5% per annum.

         We also provide and receive administrative and other services to/from related parties. Management fees charged to related parties, which have been recorded as "Management fee income" on our consolidated statements of operations, were $224,000 and $746,000 for the three and nine months ended September 30, 2003, respectively, compared to $332,000 and $925,000 for the corresponding periods in 2002. Management fees incurred with related parties, which are included in "Other expenses" on our consolidated statements of operations, were $122,000 and $365,000 for the three and nine months ended September 30, 2003, respectively, compared to $90,000 and $270,000 for the corresponding periods in 2002. These fees reflect an allocation based on actual costs incurred.

         Amounts receivable from National Heritage Enterprises and its affiliates, which are included in "Receivable from related party" on our consolidated balance sheets, were $8,286,682 and $8,492,518 as of September 30, 2003 and December 31, 2002, respectively. Amounts payable to National Heritage Enterprises and its affiliates, which are included in "Payable to affiliates" on our consolidated balance sheets, were $6,030,535 and $4,552,570 as of September 30, 2003 and December 31, 2002, respectively.

NOTE 7 -- NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 has not had a significant impact on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 has not had a significant impact on our financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a significant impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a significant impact on our financial statements.

         In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which establishes standards for determining when variable interest entities (VIE) should be consolidated with its primary beneficiary. FIN No. 46 is effective immediately for VIEs created after January 31, 2003 and otherwise is effective for interim periods beginning after June 15, 2003. We adopted FIN No. 46 on July 1, 2003, which resulted in no effect on our financial position, results of operations or cash flows.

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

                                                                              QUARTER ENDED
                                                                              -------------
                                                              SEPTEMBER 30, 2003        SEPTEMBER 30, 2002
                                                              ------------------        ------------------
Weighted average shares outstanding (basic EPS)                    6,935,419                   6,934,934

Dilutive potential common shares                                     444,789                     423,086

Weighted average shares outstanding and
   dilutive potential common shares (diluted EPS)                  7,380,208                   7,358,020

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

NOTE 9 -- SUBSEQUENT EVENT

         On October 7, 2003, we entered into a letter of intent to acquire all the assets, real property, equipment, technology, trademarks and rights in contracts of a cemetery in Mill Valley, California, for the purchase price of $495,000 to be paid in cash at closing. Upon satisfactory completion of our due diligence, we anticipate closing on the cemetery during the fourth quarter of 2003.

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

         In August 2000, we entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) whereby we ceded a significant portion of our in-force policies. This coinsurance agreement includes experience refund provisions whereby we may earn additional ceding commissions in varying amounts each year through 2010, subject to the mortality experience of the policies not exceeding certain levels. This coinsurance agreement does not relieve us from our obligations to our policyholders and, accordingly, the net cost of the coinsurance agreement of approximately $80,000 was deferred and is being amortized over the remaining life of the underlying insurance policies. Approximately $79.9 million of the reinsurance receivable as of September 30, 2003 was related to the agreement with ERC. Experience ratings refunds of approximately $2,000,000 due in August 2003 have not been received from ERC as of the date of this filing due to various issues raised by ERC regarding mortality ratings under this agreement and claims incurred prior to the reinsurance effective date. We are currently discussing and providing ERC with information and answers to their inquiries about the mortality experience under our agreement with ERC. We anticipate receiving the ratings refund in the near term subject to potential ratings adjustments by ERC. As a result of these issues, we have accrued approximately $424,000 in additional claim benefits to be paid to ERC.

         In November 2000, we entered into various coinsurance agreements with North America Life Insurance Company of Texas ("NAL") whereby we ceded blocks of certain direct written life insurance policies and all of our assumed life insurance and annuity policies. As of September 30, 2003, segregated funds of approximately $65.3 million were in a trust account for the benefit of the reinsurer. The funds withheld are presented net of amounts due from the reinsurer in our consolidated financial statements. We also entered into a 100% coinsurance agreement with NAL in September 2000, whereby substantially all of the policies issued by us that are sold by NPS and NPS Agency are ceded to NAL. This agreement was modified in August 2001, at which time we also entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), whereby all of the policies issued by us that are sold by NPS are ceded to Hannover. These coinsurance agreements do not relieve us from our obligations to our policyholders and, accordingly, the cost of the coinsurance agreements was deferred and is being amortized over the remaining life of the underlying insurance policies. The unamortized deferred cost as of September 30, 2003 was approximately $1.7 million. Approximately $35.4 million of the reinsurance receivable as of September 30, 2003 was related to the agreements with NAL and Hannover. Hannover has notified us of their intent to terminate the coinsurance agreement effective February 1, 2004. We are currently seeking replacement coverage with another reinsurer(s) with similar reinsurance provisions that will replace the existing treaty with Hannover at the notified termination date.

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

         Our financial highlights were as follows:

                                                                              NINE MONTHS ENDED
STATEMENTS OF OPERATIONS DATA:                                                  SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                       2003                       2002
                                                                   -------------              ------------
Premium income                                                     $   5,719,727              $  6,214,720
Net investment income and realized gains                               4,211,922                 3,984,923
Cemetery revenue                                                       8,367,150                 7,339,378
Commission and expense allowance                                      14,452,387                13,380,259
Management fee income                                                  4,274,003                 4,014,039
Other revenue                                                            501,526                   737,898
                                                                   -------------              ------------
     Total revenues                                                   37,526,715                35,671,217
                                                                   -------------              ------------
Benefits incurred                                                      6,192,957                 6,696,606
Insurance commissions                                                 12,772,832                11,582,430
Cost of cemetery revenues                                              2,480,742                 1,872,859
Selling, general and administrative expenses                          11,523,583                 9,574,382
Amortization and depreciation                                          1,396,799                 1,154,909
Other income                                                             (39,675)               (1,002,578)
Interest expense                                                       1,313,746                 1,436,058
                                                                   -------------              ------------
     Income before income taxes                                        1,885,731                 4,356,551
Income tax expense                                                     1,331,339                   784,181
                                                                   -------------              ------------
     Net income                                                    $     554,392              $  3,572,370
                                                                   =============              ============

Income per share

     Basic                                                         $        0.08              $       0.52
     Diluted                                                                0.08                      0.49

BALANCE SHEETS DATA:                                            SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                                ------------------         -----------------
Trade accounts receivable, net                                    $    7,692,730             $   7,707,948
Cemetery property, net                                                 3,865,738                 3,964,644
Total assets                                                         272,907,029               262,989,722
Total policy liabilities                                             214,377,757               204,919,885
Deferred preneed revenues                                              8,769,349                 7,328,554
Shareholders' equity                                                   6,125,771                 4,618,976

         We conduct and manage our business through two segments, cemetery/funeral operations and life insurance operations. The following tables and narratives summarize the results of our operations by our business segments. Costs and revenues that are not related to operating segments are included in the column "Corporate."

NINE MONTHS ENDED SEPTEMBER 30, 2003

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----

Revenues                             $  9,118,006    $ 22,713,077    $ 6,489,836    $  (794,204)  $  37,526,715

Income (loss) before income taxes      (1,546,912)     (2,765,444)     6,198,087             --       1,885,731

Total assets at period-end             21,749,227     228,790,782     29,357,336     (6,990,316)    272,907,029





THREE MONTHS ENDED SEPTEMBER 30, 2003

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  3,170,441    $  8,560,319    $ 4,009,192    $  (166,324)  $  15,573,628

Income (loss) before income taxes        (325,920)       (129,014)     2,716,775             --       2,261,841


NINE MONTHS ENDED SEPTEMBER 30, 2002

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  7,916,683    $ 23,144,579    $ 5,410,247    $  (800,292)  $  35,671,217

Income before income taxes                410,784       3,340,639        605,128             --       4,356,551

Total assets at period-end             21,471,986     214,887,140     28,931,467     (5,158,779)    260,131,814


THREE MONTHS ENDED SEPTEMBER 30, 2002

                                       CEMETERY        INSURANCE       CORPORATE    INTERSEGMENT       TOTAL
                                       --------        ---------       ---------    ------------       -----
Revenues                             $  2,660,438    $  8,424,056    $ 1,749,774    $  (264,798)  $  12,569,470

Income (loss) before income taxes        (160,054)      1,772,215        (63,984)            --       1,548,177


         Cemetery Operations. Cemetery revenues increased approximately $510,000 and $1.2 million, or 19.2% and 15.2%, in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Sales for the three and nine months ended September 30, 2003 increased due to revenues attributable to new properties, more effective marketing and increased sales of certain cemetery and memorialization products and services.

         Cost of sales increased $213,000 and $608,000, or 32.8% and 32.5%, from $648,000 and $1.9 million in the three and nine months ended September 30, 2002, respectively, to $861,000 and $2.5 million in the corresponding periods of 2003 due to increased cemetery sales. Cost of sales as a percentage of revenues increased to 27.1% and 27.2% for the three and nine months ended September 30, 2003, respectively, compared to 24.4% and 23.7% for the three and nine months ended September 30, 2002, respectively, due to a higher than expected variance in actual costs.

         Selling, general and administrative expenses increased $186,000 and $2.1 million, or 8.7% and 39.8%, from $2.1 million and $5.1 million in the three and nine months ended September 30, 2002, respectively, to $2.3 million and $7.2 million, in the corresponding periods of 2003 due to expenses attributable to the start up of new locations and a more aggressive marketing approach. As a percentage of revenues, selling, general and administrative costs decreased to 73.0% and increased to 78.9% in the three and nine months ended September 30, 2003, respectively, from 80.1% and 64.9% in the three and nine months ended September 30, 2002, respectively.

         Income (loss) before income taxes decreased from a loss of $160,000 and income of $411,000 in the three and nine months ended September 30, 2002, respectively, to losses of $326,000 and $1.5 million in the corresponding periods of 2003. Operating income declined in the three and nine months ended

September 30, 2003, respectively, compared to the corresponding periods of 2002 due to lower than expected revenues generated coupled with higher operating expenses due to start up costs associated with new locations.

         Minority Interest Cemetery Operations. Forever Enterprises, Inc. currently has a 50% interest in Mount Washington Forever, L.L.C., and is responsible for all aspects of the cemetery's marketing and operations. We account for our investment in Mount Washington Forever, L.L.C. on the equity method. On June 27, 2003, we contributed an additional $250,000 in capital to Mount Washington Forever, L.L.C. For the nine months ended September 30, 2003, we recognized negative equity in the losses of Mount Washington in the total amount of our capital contribution. Our net equity investment in Mount Washington remains in a deficit position.

         In conjunction with the construction of a new mausoleum at Mount Washington, we entered into a guaranty agreement with Commerce Bank, N.A. The guaranty agreement is discussed further in Note 5 to the unaudited consolidated financial statements included in this report.

         Insurance Operations. Insurance revenues increased approximately $136,000 and decreased approximately $432,000, or 1.6% and 1.9%, in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the corresponding periods in 2002. The increase for the three months ended September 30, 2003 was attributable primarily to an increase in investment income. The decrease for the year-to-date period was primarily attributable to lower premium income as well as losses on sale of investments.

         Our premium income decreased approximately $901,000 and $359,000, or 29.5% and 5.3%, in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the corresponding periods of 2002. These decreases were due to the mix of policies written for new business retained.

         Commission and expense allowances on reinsurance ceded increased approximately $1.3 million and $1.1 million, or 25.7% and 8.0%, in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the corresponding periods of 2002 due primarily to the mix of products sold.

         Our net investment income and realized gains decreased approximately $124,000 and $915,000, or 60.8% and 32.4%, in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The decreases were due to higher than expected trading losses on investments offset by increases in investment income.

         Our benefit expenses increased approximately $418,000 and decreased approximately $460,000, or 12.1% and 6.7%, in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The increase was due to assumption of claims previously ceded to the reinsurer. The decrease was due to lower than expected mortality experiences in 2003 offset slightly by the prior claims noted above.

         Income before income taxes decreased $1.9 million and $6.1 million, from income of $1.8 million and $3.3 million, respectively, for the three- and nine-month periods ended September 30, 2002, to losses of $129,000 and $2.8 million for the three- and nine-month periods ended September 30, 2003, due to decreased premium income and higher than expected trading losses. Income before income taxes as a percentage of revenues also declined in the three and nine months ended September 30, 2003, from the corresponding periods of 2002.

         Total assets increased $13.9 million from $214.9 million at September 30, 2002 to $228.8 million at September 30, 2003 due primarily to an increase in the amount due from reinsurers.

         Corporate. Corporate revenues increased $2.3 million and $1.1 million, or 129.1% and 20.0%, in the three-month and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002, due to increased revenues generated by the management agreement with National Prearranged Services, Inc. (see Note 6 to the unaudited consolidated financial statements included in this report) and increased investment income.

         Income before income taxes increased $2.8 million and $5.6 million, in the three-month and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002, due primarily to increased revenues generated by the management agreement with National Prearranged Services, Inc. and increased investment income.

         Consolidated. Income before income taxes for the three- and nine-month periods ended September 30, 2003 increased $713,000 and decreased $2.5 million, respectively, compared to the corresponding periods of 2002. Net income per basic share for the three- and nine-month periods ended September 30, 2003, increased to $0.24 and decreased to $0.08, respectively, from $0.19 and $0.52 per share for the corresponding periods of 2002. The increase in operating income for the three months ended September 30, 2003, compared to the corresponding period of 2002, was primarily due to increased revenues from the management agreement with National Prearranged Services. The decrease in operating income for the nine months ended September 30, 2003, compared to the corresponding period of 2002, was due to increased expenses at our cemetery operations combined with decreased investment income and trading losses at our insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to secure any significant capital required for acquisition of additional cemetery properties and development of our LifeStory(TM) business and the Internet through debt and/or equity financing. Otherwise, we believe cash generated from our operations and from our management agreement with National Prearranged Services (see Note 6 to the unaudited consolidated financial statements included in this report) will provide working capital for our operations. With new cemetery properties, the initial capital required for the purchase and working capital is anticipated to be sufficient to allow the property to achieve positive cash flow within 12 to 18 months. Because we believe we can significantly increase the volume of pre-need revenues at new properties, and much of those revenues will be financed over time and/or deferred until the time of need (death), we have a natural and budgeted delay in profitability and positive cash flow. Our cemetery property in St. Louis, Missouri, which has been actively marketed since 1997, generates significant positive cash flow from operations and represents the type of relative financial performance expected on our current and future properties. Similar positive trends are being experienced at our cemetery properties in Kansas City, Missouri and Los Angeles, California and we anticipate both properties being able to sustain positive cash flow and contribute to earnings for the remainder of 2003. Financing alternatives related to the build-up of our trade receivables may provide opportunities for "bridge" cash financing until we reach positive sustaining cash flow at certain properties. We believe that any operating cash requirements for our current cemetery properties will be funded through working capital on hand or lines of credit.

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

         Our insurance subsidiaries are restricted by state insurance laws as to the amount of dividends that they may pay to us without prior notice to, or in some cases prior approval from, their respective state insurance departments. These restrictions on dividend distributions are based on statutory capital and surplus and operating earnings. Statutory surplus and statutory operating results are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under accounting principles generally accepted in the United States of America. As of September 30, 2003, no funds were available for transfer to us by our insurance subsidiaries by dividend, loan or advance.

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

         On August 26, 2003, we entered into a letter of intent to sell the assets of Forever All Faiths for the price of $350,000. Upon completion of due diligence by both parties, we anticipate closing on this transaction in the fourth quarter of 2003.

         On October 7, 2003, we entered into a letter of intent to purchase a cemetery in California, for the purchase price of $495,000 to be paid in cash at closing. The purchase price and working capital, if agreeable terms are secured, are expected to be funded through debt arrangements with an outside lender. Upon satisfactory completion of our due diligence, we anticipate closing on the cemetery in the fourth quarter of 2003.

         Changes in our consolidated balance sheet between December 31, 2002 and September 30, 2003 reflect growth through operations, changes in the fair value of actively managed fixed maturity and equity securities, changes in the investment portfolio mix and changes in our insurance business strategy.

         Due from reinsurer increased approximately $9.5 million due to an increase in new business written in relation to the blocks of business ceded to Employers Reassurance Corporation, Hannover Life Reassurance Company of America and North America Life Insurance Company.

         Total cash and investments decreased $2.4 million from $99.4 million at December 31, 2002 to $97.0 million at September 30, 2003 due to decreased investments held. Changes in the separate components of invested assets were due to the portfolio mix of our invested assets and changes in the fair market value of balances in actively managed fixed maturity and equity securities.

         Intangible assets decreased approximately $511,000 from $10.9 million at December 31, 2002 to $10.4 million at September 30, 2003. The decrease was due primarily to amortization of the NPS Management Agreement described in Note 6 to the unaudited consolidated financial statements included in this report.

         Future policy benefits increased approximately $10.0 million from $158.3 million at December 31, 2002 to $168.3 million at September 30, 2003. This increase was due to the growth of our reinsured business.

         Policyholder deposits decreased approximately $555,000 from $46.6 million at December 31, 2002 to $46.1 million at September 30, 2003, due to withdrawals and surrenders of existing annuity policies and the absence of the issuance of new annuity policies. Policyholder deposits are comprised primarily of annuities acquired with the block of business from Woodmen Accident & Life, World Insurance Company, and Funeral Security Life Insurance Company.

         Notes payable decreased approximately $3.0 million from $26.1 million at December 31, 2002 to $23.1 million at September 30, 2003 due primarily to the repayment of long-term debt. Working capital from operations is expected to be sufficient to repay loans maturing in the first quarter of 2004.

ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 has not had a significant impact on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 15, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 has not had a significant impact on our financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a significant impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a significant impact on our financial statements.

         In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which establishes standards for determining when variable interest entities (VIE) should be consolidated with its primary beneficiary. FIN No. 46 is effective immediately for VIEs created after January 31, 2003 and otherwise is effective for interim periods beginning after June 15, 2003. We adopted FIN No. 46 on July 1, 2003, which resulted in no effect on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation. The conclusions of our chief executive officer and chief financial officer from this evaluation were communicated to the audit committee of our board of directors. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the audit committee or our auditors.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Hollywood Forever Cemetery was named as defendant in a lawsuit filed by a former employee during 2001 in state court in Los Angeles, California, for wrongful discharge. The amount being sought was approximately $300,000. Our motion for summary judgment was granted in December 2002, subsequent to which the plaintiff filed an appeal. There has been no action since the appeal. We deny liability and intend to vigorously defend the appeal.

         Forever Enterprises, Inc. has been named as defendant in a lawsuit filed in 2003 by a former licensed insurance agent for National Prearranged Services of Texas, Inc. The case was filed in state court in Travis County, Texas, for breach of contract, retaliation and misrepresentation. Forever Enterprises, Inc. maintains it is not a proper party. The amount being sought is undetermined. This case is currently in discovery with no trial date set. We deny liability and intend to vigorously defend the suit.

         Forever Enterprises, Inc., Forever Network, Inc., Hollywood Forever, Inc. and Forever Memorial, Inc. have been named as defendants in a lawsuit filed in 2003 by a former employee. The case was filed in state court in St. Louis City, Missouri, for breach of contract and fraud. The amount being sought is undetermined. This case is currently in discovery with no trial date set. We deny liability and intend to vigorously defend the suit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

             We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2003.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOREVER ENTERPRISES, INC.

                                        (Registrant)


Dated: October 30, 2003                 By: /s/ Brent D. Cassity
                                             ----------------------------------
                                             Brent D. Cassity, Chief Executive
                                              Officer


Dated: October 30, 2003                 By:/s/ J. Tyler Cassity
                                            -----------------------------------
                                             J. Tyler Cassity, President


Dated: October 30, 2003                 By: /s/ Michael R. Butler
                                             ----------------------------------
                                             Michael R. Butler, Chief Financial
                                              Officer

                                EXHIBIT INDEX

  Ex. No.                                Description
  -------                                -----------

   31.1           Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

   31.2           Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

    32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.